Form 10-Q
period 1995-09-30
PHOENIX LEASING INCOME FUND VI
filed 1995-11-13
CIK 709995

Page 1 of 13


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549



                                    FORM 10-Q

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the  transition  period from  ________ to________.


                         Commission File Number 0-12594


                         PHOENIX LEASING INCOME FUND VI
                                   Registrant

           California                                     94-2869603
      State of Jurisdiction                   I.R.S. Employer Identification No.

2401 Kerner Boulevard, San Rafael, California                        94901-5527
--------------------------------------------------------------------------------
      Address of Principal Executive Offices                          Zip Code

        Registrant's telephone number, including area code: (415) 485-4500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X                    No
                             -----                     -----

                                             Part I. Financial Information
                                             Item 1. Financial Statements
                                            PHOENIX LEASING INCOME FUND VI
                                                    BALANCE SHEETS
                                    (Amounts in Thousands Except for Unit Amounts)
                                                     (Unaudited)

                                                                                    September 30,  December 31,
                                                                                         1995          1994
                                                                                         ----          ----
ASSETS

Cash and cash equivalents                                                               $2,515        $3,892

Accounts  receivable (net of allowance for losses on accounts receivable of $24
   and $35 at September 30, 1995 and December 31, 1994, respectively)                       31            48

Notes receivable (net of allowance for losses on notes receivable of $0 and $147
   at September 30, 1995 and December 31, 1994, respectively)                             --             992

Equipment on operating leases and held for lease (net of accumulated depreciation of $2,392 and $3,337 at September 30, 1995 and December 31,
   1994, respectively)                                                                       6            13

Investment in joint ventures                                                               519           697

Other assets                                                                               116           150
                                                                                        ------        ------

     Total Assets                                                                       $3,187        $5,792
                                                                                        ======        ======


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                                                $1,489        $2,747
                                                                                        ------        ------

     Total Liabilities                                                                   1,489         2,747
                                                                                        ------        ------

Partners' Capital

   General Partner                                                                         370           238

   Limited  Partners, 320,000 units authorized and issued, 297,165 units
     outstanding at September 30, 1995 and December 31, 1994                             1,328         2,807
                                                                                        ------        ------

     Total Partners' Capital                                                             1,698         3,045
                                                                                        ------        ------

     Total Liabilities and Partners' Capital                                            $3,187        $5,792
                                                                                        ======        ======


                                        The accompanying notes are an integral
                                               part of these statements.

                                                                    Page 3 of 13

                                            PHOENIX LEASING INCOME FUND VI
                                               STATEMENTS OF OPERATIONS
                                  (Amounts in Thousands Except for Per Unit Amounts)
                                                      (Unaudited)

                                                       Three Months Ended          Nine Months Ended
                                                         September 30,               September 30,
                                                       1995         1994          1995          1994
                                                       ----         ----          ----          ----
INCOME

   Rental income                                      $  34        $  80         $ 346         $ 438
   Equity in earnings from joint ventures, net           86           35           229           149
   Interest income, notes receivable                   --             14           308            15
   Gain on sale of marketable securities               --           --            --              36
   Other income                                          36           34            90           126
                                                      -----        -----         -----         -----

     Total Income                                       156          163           973           764
                                                      -----        -----         -----         -----

EXPENSES

   Depreciation                                           2           15             7            83
   Lease related operating expenses                       1           11             1            21
   Management fees to General Partner                     4           13           110            45
   Provision for losses on receivables                    3          (13)         (137)          (39)
   General and administrative expenses                   20           39            94           223
                                                      -----        -----         -----         -----

     Total Expenses                                      30           65            75           333
                                                      -----        -----         -----         -----

NET INCOME                                            $ 126        $  98         $ 898         $ 431
                                                      =====        =====         =====         =====



NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                   $ .36        $ .30         $2.57         $1.25
                                                      =====        =====         =====         =====

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                                   $--          $--           $7.50         $7.50
                                                      =====        =====         =====         =====

ALLOCATION OF NET INCOME:
   General Partner                                    $  19        $  15         $ 135         $  61
   Limited Partners                                     107           83           763           370
                                                      -----        -----         -----         -----

                                                      $ 126        $  98         $ 898         $ 431
                                                      =====        =====         =====         =====


                                        The accompanying notes are an integral
                                               part of these statements.

                                            PHOENIX LEASING INCOME FUND VI
                                               STATEMENTS OF CASH FLOWS
                                                (Amounts in Thousands)
                                                      (Unaudited)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                           1995            1994
                                                                                           ----            ----
Operating Activities:

   Net income                                                                           $   898         $   431

   Adjustments to reconcile net income to net cash used by operating activities:
       Depreciation                                                                           7              83
       Gain on sale of equipment                                                            (42)            (21)
       Equity in earnings from joint ventures, net                                         (229)           (149)
       Provision for losses on accounts receivable                                           10            --
       Provision for early termination, financing leases                                   --               (39)
       Provision for losses on notes receivable                                            (147)           --
       Gain on sale of marketable securities                                               --               (36)
       Decrease in accounts receivable                                                        7              23
       Decrease in accounts payable and accrued expenses                                 (1,258)         (1,950)
       Decrease in other assets                                                              30              30
                                                                                        -------         -------

   Net cash used by operating activities                                                   (724)         (1,628)
                                                                                        -------         -------

Investing Activities:

   Principal payments, financing leases                                                    --               144
   Principal payments, notes receivable                                                   1,139              70
   Proceeds from sale of equipment                                                           42              26
   Proceeds from sale of marketable securities                                             --                50
   Distributions from joint ventures                                                        394             215
   Investment in joint ventures                                                            --               (21)
   Investment in marketable securities                                                     --               (14)
                                                                                        -------         -------

   Net cash provided by investing activities                                              1,575             470
                                                                                        -------         -------

Financing Activities:

   Distributions to partners                                                             (2,228)         (2,229)
                                                                                        -------         -------

   Net cash used by financing activities                                                 (2,228)         (2,229)
                                                                                        -------         -------

Decrease in cash and cash equivalents                                                    (1,377)         (3,387)

Cash and cash equivalents, beginning of period                                            3,892           7,100
                                                                                        -------         -------

Cash and cash equivalents, end of period                                                $ 2,515         $ 3,713
                                                                                        =======         =======



                                        The accompanying notes are an integral
                                               part of these statements.

                         PHOENIX LEASING INCOME FUND VI
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.       General.

         The accompanying unaudited condensed financial statements have been prepared by the Partnership in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Financial Statement, as filed with the SEC in the latest annual report on Form 10-K.

         Financial Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Statement No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership does not expect the adoption of this statement to have a material impact on its financial position and results of operations. The Partnership plans to adopt Statement No. 121 on January 1, 1996.

         Non Cash Investing Activities. During the quarter ended June 30, 1995, the Partnership received a final distribution of common stock from one of its investments in equipment joint ventures. The market value of the stock at the distribution date was $13,000.

Note 2.       Reclassification.

         Reclassification - Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

Note 3.       Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 4.       Notes Receivable.

         Impaired Notes Receivable. On January 1, 1995, the Partnership adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan", and Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". Statement No. 114 requires that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Prior to 1995, the allowance for losses on notes receivable was based on the undiscounted cash flows or the fair value of the collateral dependent loans.

         In accordance with Statement No. 114, a loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Notes receivable previously classified as in-substance foreclosed cable systems but for which the Company had not taken possession of the collateral have been reclassified to notes receivable.

         The average recorded investment in impaired loans during the nine months ended September 30, 1995 was approximately $372,000. Generally, notes receivable are classified as impaired and the accrual of interest on such notes are discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments. Any payments received subsequent to the placement of the note receivable on to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income.

         During the quarter ended September 30, 1995, the Partnership received a settlement on its one remaining note receivable which was considered to be impaired under Statement No. 114. The Partnership received $1,416,000 as a settlement for this note receivable of which $1,108,000 was applied towards the outstanding note receivable balance and the remaining $308,000 applied to interest income. There was no related allowance for this note receivable. The remaining balance in the allowance for losses on notes receivable of $147,000 was no longer necessary due to the payment of this note receivable. As a result, the remaining allowance for loan losses was reduced to zero through the recognition of income.

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:
                                                   1995                1994
                                                   ----                ----
                                                   (Amounts in Thousands)
            Beginning balance                     $ 147               $ 147
              Provision for losses                 (147)               --
              Write downs                          --                  --
                                                  -----               -----
            Ending balance                        $--                 $ 147
                                                  =====               =====

Note 5.       Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partner's share of net income and distributions, and the weighted average number of units outstanding of 297,165 for the nine month periods ended September 30, 1995 and 1994. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result the calculation of net income
(loss) and distributions per limited Partnership unit is not indicative of per unit income (loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 6.      Investment in  Joint Ventures.

Equipment Joint Ventures

         The aggregate combined statements of operations of the equipment joint ventures is presented below:

                               COMBINED STATEMENTS OF OPERATIONS
                                     (Amounts in Thousands)
                                             Three Months Ended          Nine Months Ended
                                                September 30,              September 30,
                                             1995          1994          1995          1994
                                             ----          ----          ----          ----
INCOME
Rental income                              $1,064        $  558        $3,200        $2,314
Gain on sale of equipment                     397           246         1,273         1,034
Other income                                  572           113           683           198
                                           ------        ------        ------        ------

         Total income                       2,033           917         5,156         3,546
                                           ------        ------        ------        ------

EXPENSES
Depreciation                                  629           283         1,089           918
Lease related  operating expenses             710           489         2,241         2,043
Management fees to General Partner             94            43           220           170
General and administrative expenses             3            41            13           136
                                           ------        ------        ------        ------

         Total expenses                     1,436           856         3,563         3,267
                                           ------        ------        ------        ------

Net income                                 $  597        $   61        $1,593        $  279
                                           ======        ======        ======        ======


Financing Joint Ventures

         The aggregate combined statements of operations of the financing joint ventures is presented below:

                               COMBINED STATEMENTS OF OPERATIONS
                                     (Amounts in Thousands)
                                          Three Months Ended      Nine Months Ended
                                             September 30,          September 30,
                                           1995        1994        1995        1994
                                           ----        ----        ----        ----
INCOME
Interest income - notes receivable         $ 14        $ 49        $ 62        $ 49
Other income                                  7           2          74          12
                                           ----        ----        ----        ----
         Total income                        21          51         136          61
                                           ----        ----        ----        ----

EXPENSES
Management fees to General Partner            2           5           7          17
General and administrative expenses           3           8          15          28
                                           ----        ----        ----        ----
         Total expenses                       5          13          22          45
                                           ----        ----        ----        ----
Net income                                 $ 16        $ 38        $114        $ 16
                                           ====        ====        ====        ====

Foreclosed Cable Systems Joint Venture

         The statements of operations of the foreclosed cable systems joint venture is presented below:

                                   STATEMENTS OF OPERATIONS
                                    (Amounts in Thousands)
                                                  Three Months Ended      Nine Months Ended
                                                     September 30,           September 30,
                                                   1995        1994        1995        1994
                                                   ----        ----        ----        ----
INCOME
Subscriber revenue                                 $166        $162        $509        $488
Other income                                          3           2           9           6
                                                   ----        ----        ----        ----
         Total income                               169         164         518         494
                                                   ----        ----        ----        ----

EXPENSES
Depreciation and amortization                        39          38         115         112
Program services                                     48          40         135         123
Management fees to an affiliate of the
    General Partner                                   8           7          23          22
General and administrative expenses                  42          39         144         115
Provision for losses on accounts receivable           2           2           5           5
                                                   ----        ----        ----        ----
         Total expenses                             139         126         422         377
                                                   ----        ----        ----        ----
Net income before taxes                              30          38          96         117
Income tax benefit                                    1          13          11          23
                                                   ----        ----        ----        ----
Net income                                         $ 31        $ 51        $107        $140
                                                   ====        ====        ====        ====

                         PHOENIX LEASING INCOME FUND VI

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         The Partnership reported an increase in net income of $28,000 and $467,000 during the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. The increase in net income during the three months ended September 30, 1995, compared to the same period in 1994, is attributable to an overall decline in expenses. The increase in net income during the nine months ended September 30, 1995 is primarily attributable to an increase in interest income from notes receivable, as well as the recognition of a portion of the allowance for loan losses as income.

         Total revenues decreased by $7,000 during the three months ended September 30, 1995, but increased by $209,000 during the nine months ended September 30, 1995, when compared to the same periods in 1994. The decrease in total revenues during the three months ended September 30, 1995 was primarily attributable to the absence of interest income from notes receivable and a decline in rental income. The absence of interest income during the three months ended September 30, 1995 is the direct result of the Partnership's remaining notes receivable having been paid off in the second quarter of 1995.

         The increase in total revenues for the nine months ended September 30, 1995, compared to the prior year, is attributable to the recognition of interest income from a note receivable. The Partnership recognized interest income from a note receivable of $308,000 during the nine months ended September 30, 1995, compared to $15,000 for the same period in the prior year. During the second quarter of 1995, the Partnership received a settlement from its one remaining note receivable which had been classified as impaired. The amount received as the settlement was first applied towards the outstanding note receivable balance and the remainder in excess of the carrying amount of the note was recognized as interest income. The Partnership also reported an increase in earnings from joint ventures, as well as a decrease in rental income.

         Due to the settlement of the Partnership's last remaining note receivable, the balance of the general allowance for losses on notes receivable was no longer necessary. As a result, the remaining balance of $147,000 was recognized as income which decreased total expenses for both the nine months ended September 30, 1995, compared to the same period in the prior year.

          The decrease in rental income during the three and nine months ended September 30, 1995, is attributable to a reduction in the size of the equipment portfolio as a result of sales. The Partnership owned equipment subject to both operating and financing leases, excluding its pro rata interest in equipment joint ventures, with an aggregate original cost $2.8 million at September 30, 1995 compared to $7.1 million at September 30, 1994.

         Total expenses decreased by $35,000 and $258,000 for the three and nine months ended September 30, 1995, respectively as compared to the same periods in the preceding year. The decrease during the nine months ended September 30, 1995 is due to a $147,000 decrease in the provision for losses on notes receivable. The Partnership experienced decreases in most other expense categories during the three and nine months ended September 30, 1995, when compared to the same period in 1994.

         Management fees to the General Partner increased by $65,000 for the nine months ended September 30, 1995, respectively, due to the payoff of an outstanding note receivable.

         Because the Partnership is in its liquidation stage, it is not expected that the Partnership will acquire any additional equipment. As a result, lease related revenues and expenses are expected to continue to decline as the portfolio is liquidated and the remaining equipment is re-leased at lower rental rates. The Partnership will reach the end of it term on December 31, 1997.

Joint Ventures

         The Partnership has made investments in various equipment and financing joint ventures along with other affiliated partnerships managed by the General Partner for the purpose of spreading the risk of investing in certain equipment leasing and financing transactions. These joint ventures are not currently making any significant additional investments in new equipment leasing or financing transactions. As a result, the earnings and cash flow from such investments are anticipated to continue to decline as the portfolios are re-leased at lower rental rates and eventually liquidated.

         Earnings from joint ventures increased by $51,000 and $80,000 during the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. The increase was due to the earnings from an investment in a new joint venture that was formed upon the receipt of a legal settlement during October of 1994.

Liquidity and Capital Resources

         During the nine months ended September 30, 1995, the net cash provided by leasing and financing activities was $415,000, as compared to the net cash used by leasing and financing activities of $1,414,000 during 1994. The increase in cash generated for the nine months ended September 30, 1995 is due to the payoff of an outstanding note receivable. The decrease in accounts payable at September 30, 1995, when compared to December 31, 1994, is due to the payment of liquidation fees payable to the General Partner.

         The distributions from joint ventures continues to be one of the primary sources of cash generated by the Partnership. Cash distributions from joint ventures increased by $179,000 for the nine months ended September 30, 1995, compared to the same period in 1994. The increase is primarily attributable to a new investment made in a new joint venture during October of 1994. In addition, one equipment joint venture experienced an increase in cash available as a result of a decline in lease related operating expenses.

          As of September 30, 1995, the Partnership owned equipment held for lease with a purchase price of $2,096,000 and a net book value of $0, as compared to $5,171,000 and $2,000 at September 30, 1994, respectively. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

         The Limited Partners received their annual distributions of $2,228,000 and $2,229,000 during the nine months ended September 30, 1995 and 1994, respectively. As a result, the cumulative cash distributions to the Limited
Partners  are  $73,687,000  and  $71,459,000  at  September  30,  1995 and 1994,
respectively. The General Partner did not receive distributions during the nine months ended September 30, 1995 and 1994.

         Distributions are made on an annual basis with a distribution date of January 15. The distribution made in January of 1995 was at approximately the same rate as January of 1994. The distribution to be made in January of 1996 is projected to be the same as the distribution made in January of 1995.

         As the Partnership's asset portfolio continues to decline as a result of the on-going liquidation of assets, it is expected that the cash generated from operations will also decline. Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's on-going operational expenses.

                         PHOENIX LEASING INCOME FUND VI

                               September 30, 1995

                           Part II. Other Information.

Item 1.       Legal Proceedings.  Inapplicable.

Item 2.       Changes in Securities.  Inapplicable

Item 3.       Defaults Upon Senior Securities.  Inapplicable

Item 4.       Submission of Matters to a Vote of Securities Holders.Inapplicable

Item 5.       Other Information.  Inapplicable

Item 6.       Exhibits and Reports on 8-K:

              a)  Exhibits:

                  (27)     Financial Data Schedule

              b)  Reports on 8-K:  None

                                                                   Page 13 of 13

                                   SIGNATURES

         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              PHOENIX LEASING INCOME FUND VI
                                                                        (Registrant)

           Date                                       Title                                      Signature

November 13, 1995                              Chief Financial Officer,                 /S/ PARITOSH K. CHOKSI
-----------------                              Senior Vice President                   ----------------------
                                               and Treasurer of                        (Paritosh K. Choksi)
                                               Phoenix Leasing Incorporated
                                               General Partner


November 13, 1995                              Senior Vice President,                   /S/ BRYANT J. TONG
-----------------                              Financial Operations                    ------------------
                                               (Principal Accounting Officer)          (Bryant J. Tong)
                                               and a Director of
                                               Phoenix Leasing Incorporated
                                               General Partner


November 13, 1995                              Senior Vice President of                 /S/ GARY W. MARTINEZ
-----------------                              Phoenix Leasing Incorporated            --------------------
                                               General Partner                         (Gary W. Martinez)


November 13, 1995                              Partnership Controller                   /S/ MICHAEL K. ULYATT
-----------------                              Phoenix Leasing Incorporated            ---------------------
                                               General Partner                         (Michael K. Ulyatt)