Form 10-K
period 1995-12-31
PHOENIX LEASING INCOME FUND VI
filed 1996-03-28
CIK 709995

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-K

   X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ----- ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995      Commission File Number 0-12594

                         PHOENIX LEASING INCOME FUND VI
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            California                                    94-2869603
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

2401 Kerner Boulevard, San Rafael, California                   94901-5527
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:     (415) 485-4500
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           -----

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

As of December 31, 1995, 297,165 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1995.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                         PHOENIX LEASING INCOME FUND VI

                          1995 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                         Page

                                     PART I

Item 1.       Business................................................     3
Item 2.       Properties..............................................     4
Item 3.       Legal Proceedings.......................................     4
Item 4.       Submission of Matters to a Vote of Security Holders.....     4


                                     PART II

Item 5.       Market for the Registrant's Securities and Related
              Security Holder Matters.................................     5
Item 6.       Selected Financial Data.................................     5
Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................     6
Item 8.       Financial Statements and Supplementary Data.............     8
Item 9.       Disagreements on Accounting and Financial Disclosure
              Matters.................................................    26


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant......    26
Item 11.      Executive Compensation..................................    27
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management..............................................    27
Item 13.      Certain Relationships and Related Transactions..........    28


                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.............................................    28


Signatures............................................................    29

                                     PART I

Item 1.       Business.

Summary of Business Activities.

         Phoenix Leasing Income Fund VI, a California limited partnership (the "Partnership"), was organized on October 29, 1981. The Partnership was registered with the Securities and Exchange Commission with an effective date of January 1, 1983 and shall continue to operate until its termination date unless dissolved sooner due to the sale of substantially all of the assets of the Partnership or a vote of the Limited Partners. The Partnership will terminate on December 31, 1997. The General Partner is Phoenix Leasing Incorporated, a California corporation. The General Partner or its affiliates also is or has been a general partner in several other limited partnerships formed to invest in capital equipment and other assets.

         The initial public offering was for 240,000 units of limited partnership interest at a price of $250 per unit with an option of increasing the public offering up to a maximum of 320,000 units. The Partnership sold 320,000 units for a total capitalization of $80,103,000. Of the proceeds received through the offering, the Partnership has incurred $8,971,000 in organizational and offering expenses.

         From the initial formation of the Partnership through December 31, 1995, the total investments in equipment leases and financing transactions (loans), including the Partnership's pro rata interest in investments made by joint ventures, approximate $162,669,000. The average initial firm term of contractual payments from equipment subject to lease was 28 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 3.37%. The average initial firm term of contractual payments from loans was 74 months.

         The Partnership's principal objective is to produce current income and to build and maintain a balanced portfolio of assets through the acquisition and financing of various types of assets, including computer peripherals, terminal systems, small computer systems, communications equipment, IBM-software compatible mainframes, office systems and telecommunications equipment and to lease such equipment and products to third parties pursuant to either Operating Leases or Full Payout Leases.

         The principal markets for the types of equipment in which the Partnership has invested in has been (1) major corporations and other large organizations seeking to reduce the cost of their peripheral equipment and large computer systems, (2) major corporations with numerous operating locations seeking to improve the timeliness and responsiveness of their data processing systems, and (3) small organizations interested in improving the efficiency of their overall operations by moving from manually operated to small computer-based management systems.

         In addition to acquiring equipment for lease to third parties, the Partnership either directly or through the investment in joint ventures, has provided limited financing to certain emerging growth companies, cable television system operators, manufacturers and their lessees with respect to equipment leased directly by such manufacturers to third parties. The Partnership maintains a security interest in the equipment financed and in the receivables due under any lease or rental agreement relating to such assets. Such security interests will give the Partnership the right, upon a default, to obtain possession of the assets.

         The Partnership will not incur debt to finance the purchase of equipment. However, the Partnership can enter into joint venture agreements with certain other partnerships managed by the General Partner which would finance the acquisition of equipment through the use of indebtedness which would be nonrecourse to the Partnership.

         Competition. The equipment leasing industry is highly competitive. Leases are offered on a wide variety of equipment ranging from construction equipment to entire manufacturing facilities. The equipment leasing industry offers to users an alternative to the purchase of nearly every type of equipment. The General Partner intends to concentrate the Partnership's activities, however, in markets in which the General Partner has expertise. The computer equipment industry is extremely competitive. Competitive factors include pricing, technological innovation and methods of financing (including use of various short-term and long-term financing plans, as well as the outright purchase of equipment). Generally, the impact of these factors to the
Partnership would be the realization of increased equipment remarketing and storage costs, as well as lower residuals received from the sale or remarketing of such equipment.

         There is strong competition in non-computer related equipment markets in which the Partnership will engage as well. There is, however, no single dominant company or factor in those other markets.

Other.

         A brief description of the type of assets in which the Partnership has invested as of December 31, 1995, together with information concerning the uses of assets is set forth in Item 2.

Item 2.       Properties.

         The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in leases and loans either directly or through its investment in joint ventures.

         As of December 31, 1995, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $4,622,000. The equipment and loans have been made to customers located throughout the United States. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in joint ventures, at December 31, 1995.

                                                                 Percentage of
         Asset Type                       Purchase Price(1)       Total Assets
         ----------                       -----------------       ------------
                                       (Amounts in Thousands)
Financing of Solar Systems                   $  1,896                  41%
Reproduction Equipment                          1,680                  36
Small Computer Systems                          1,046                  23
                                             --------                 ---

TOTAL                                        $  4,622                 100%
                                             ========                 ===

(1) These amounts include the Partnership's pro rata interest in equipment joint ventures of $1,680,000 and financing joint ventures of $1,896,000 at December 31, 1995.


Item 3.       Legal Proceedings.

         The Partnership is not a party to any pending legal proceedings which would have a material adverse impact on its financial position.


Item 4.       Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of Limited Partners, through the solicitation of proxies or otherwise, during the year covered by this report.

                                     PART II

Item 5. Market for the Registrant's Securities and Related Security Holder Matters.

         (a)  The Registrant's  limited  partnership  interests are not publicly
              traded.   There  is  no  market  for  the   Registrant's   limited
              partnership interests and it is unlikely that any will develop.

         (b)  Approximate Number of Equity Security Investments:

                                                        Number of Unit Holders
                        Title of Class                 as of December 31, 1995
              ----------------------------------       -----------------------

              Limited Partners                                  12,010

Item 6.       Selected Financial Data.
                                                            Amounts in Thousands Except for Per Unit Amounts
                                                            ------------------------------------------------
                                                         1995          1994         1993           1992        1991
                                                         ----          ----         ----           ----        ----
Total Income                                          $  1,121      $  1,738      $   909        $ 2,652     $ 3,799

Net Income (Loss)                                        1,007         1,351          (28)          (264)       (620)

Total Assets                                             3,287         5,792        8,679         10,452      14,401

Distributions to Partners                                2,228         2,228        2,229          2,229       2,435

Net Income (Loss) per Limited Partnership Unit(1)         2.88          3.88         (.09)         (1.49)      (2.28)

Distributions per Limited Partnership Unit                7.50          7.50         7.50           7.50        8.19

(1) Net Income (Loss) per Limited Partnership unit is not indicative of per unit income (loss) due to reinvestments through the Capital Accumulation Plan.

         The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing Income Fund VI (the Partnership) reported net income of $1,007,000 for the year ended December 31, 1995, compared to net income of $1,351,000 for the year ended December 31, 1994 and a net loss of $28,000 for the year ended December 31, 1993. The decrease in net income during 1995, compared to 1994, is attributable to a decrease in rental and settlement income, offset by an increase in interest income from notes receivable. The increase in net income during the year ended December 31, 1994 was primarily attributable to settlement income.

         Total revenues during the year ended December 31, 1995 is $1,121,000 compared to $1,738,000 and $909,000 for 1994 and 1993, respectively. The decrease in total revenues during the year ended December 31, 1995 is primarily attributable to a decline in rental income and the absence of settlement income.

         The decrease in rental income of $121,000 for the year ended December 31, 1995, compared to 1994, is attributable to a reduction in the size of the equipment portfolio as a result of sales. The Partnership owned equipment subject to both operating and financing leases, excluding its pro rata interest in equipment joint ventures, with an aggregate original cost of $1,045,000 at December 31, 1995, compared to $4,002,000 at December 31, 1994.

         The Partnership recognized interest income from a note receivable of $331,000 for the year ended December 31, 1995, compared to $0 for the years ended December 31, 1994 and 1993. During the second quarter of 1995, the Partnership received a settlement from its one remaining note receivable which had been classified as impaired. The amount received as the settlement was first applied towards the outstanding note receivable balance and the remainder in excess of the carrying amount of the note was recognized as interest income.

         Due to the settlement of the Partnership's last remaining note receivable, the balance of the general allowance for losses on notes receivable was no longer necessary. As a result, the remaining balance of $146,000 was recognized as income which contributed to decreasing total expenses for the year ended December 31, 1995.

         The increase in total revenues for 1994, compared to 1993, was due to the receipt of settlement income of $754,000 and an increase in earnings from joint ventures which will be discussed under "Joint Ventures". The settlement income recognized during 1994 was composed of cash, common stock, receivables, assigned rents from a pool of leased equipment, and credits for goods and services. The settlement income consisted of settlements from several manufacturers of equipment that the Partnership had entered into contractual agreements for the purchase of leased equipment.

         Total expenses for the year ended December 31, 1995, 1994 and 1993 were $114,000, $387,000 and $937,000, respectively. The decrease during the year ended December 31, 1995 is due to a $146,000 decrease in the provision for losses on notes receivable. The Partnership experienced decreases in most other expense categories during the year ended December 31, 1995, when compared to the same period in 1994. The decrease in expenses for the year ended 1994 was primarily due to the decrease in depreciation expense. The decline in depreciation expense for both 1995 and 1994 was a result of the reduction in the size of the equipment portfolio due to sales and an increasing portion of the equipment portfolio being fully depreciated.

         Management fees to the General Partner increased by $43,000 for the year ended December 31, 1995, compared to 1994, due to the payoff of an outstanding note receivable.

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

         The Partnership recognized earnings from joint ventures of $260,000, $234,000 and $83,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The increase in earnings during 1995 is due to the earnings from an investment in a new joint venture that was formed upon the receipt of a legal settlement during October of 1994. The improvement in earnings from joint ventures for 1994 was attributable to the decline in expenses, which exceeded the decline in revenues. The overall decline in revenues and expenses experienced by the Partnership's equipment joint ventures is a result of a majority of the equipment joint ventures being in the liquidation stage. Revenues and expenses are expected to continue to decline as their portfolios are liquidated and the remaining equipment is re-leased at lower rental rates. In addition to the sales activity factor, depreciation expense also declined as a result of the equipment joint ventures' equipment portfolio approaching the end of their depreciable lives. The reduction in lease related operating expenses, mainly maintenance and remarketing and refurbishing costs, was attributable to several joint ventures.

         Additional factors contributing to the increase in earnings from equipment joint venture for the year ended December 31, 1994 were the recognition of settlement income in one equipment joint venture and an investment in a new equipment joint venture being made in 1994.

         Inflation affects the Partnership in relation to the current cost of equipment placed on lease and the residual values realized when the equipment comes off-lease and is sold. During the last several years inflation has been low, thereby having very little impact upon the Partnership.

Liquidity and Capital Resources

         During the year ended December 31, 1995, the net cash provided by leasing and financing activities was $471,000, as compared to the net cash used by leasing and financing activities of $1,013,000 during 1994 and net cash provided of $1,335,000 during 1993. The increase in cash generated for the year ended December 31, 1995 is due to the payoff of an outstanding note receivable. This is partially offset by a decrease in accounts payable due to the payment of liquidation fees payable to the General Partner. In contrast, the net cash used by leasing and financing activities for 1994 was attributable to a decrease in accounts payable and accrued expenses which was due to a payment of liquidation fees to the General Partner.

         The distributions from joint ventures continues to be one of the primary sources of cash generated by the Partnership. Cash distributions from joint ventures were $530,000, $279,000 and $645,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The increase during the year ended 1995 is primarily attributable to a new investment made in a new joint venture during October of 1994. In addition, one equipment joint venture experienced an increase in cash available as a result of a decline in lease related operating expenses. The decrease in distributions from equipment joint ventures for 1994, compared to 1993, was due to one equipment joint venture experiencing a decline in cash available for distributions as a result of a decrease in sales proceeds and one financing joint venture experiencing a decline in payment received on its note receivable.

          The Partnership owned equipment held for lease with a purchase price of $499,000, $2,702,000, and $4,965,000 and a net book value of $0, $0 and
$29,000 at December 31, 1995, 1994 and 1993, respectively. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

         The Limited Partners received their annual distributions of $2,228,000 for the years ended December 31, 1995 and 1994 and $2,229,000 for the year ended December 31, 1993. As a result, the cumulative cash distributions to the Limited Partners are $73,687,000, $71,459,000 and $69,231,000 at December 31, 1995,
1994, 1993, respectively. The General Partner did not receive distributions during the year ended December 31, 1995, 1994 and 1993.

         Distributions are made on an annual basis with a distribution date of January 15. The distribution made in January of 1995 was at approximately the same rate as January of 1994. The distribution made in January of 1996 was the same amount as the distribution made in January of 1995.

         As the Partnership's asset portfolio continues to decline as a result of the on-going liquidation of assets, it is expected that the cash generated from operations will also decline. Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's on-going operational expenses.

               Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             PHOENIX LEASING INCOME FUND VI

                              YEAR ENDED DECEMBER 31, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Phoenix Leasing Income Fund VI:

We have audited the accompanying balance sheets of Phoenix Leasing Income Fund VI (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Leasing Income Fund VI as of December 31, 1995 and 1994, and the results of its operations, and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14, subsection (a) 2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



San Francisco, California,                                ARTHUR ANDERSEN LLP
  January 19, 1996

                         PHOENIX LEASING INCOME FUND VI
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)


                                                               December 31,
                                                              1995      1994
                                                              ----      ----
ASSETS

    Cash and cash equivalents                              $ 2,708   $ 3,892

    Accounts receivable (net of allowance for
       losses on accounts receivable of $22 and
       $35 at December 31, 1995 and 1994, respectively)         30        48

    Note receivable (net of allowance for losses on
       note receivable of $0 and $146 at December 31,
       1995 and 1994, respectively)                            -         992

    Equipment on operating leases and held for lease
       (net of accumulated depreciation of $746 and
       $3,337 at December 31, 1995 and 1994, respectively)       4        13

    Investment in joint ventures                               415       697

    Other assets                                               130       150
                                                           -------   -------

         Total Assets                                      $ 3,287   $ 5,792
                                                           =======   =======


    LIABILITIES AND PARTNERS' CAPITAL

    Liabilities:

       Accounts payable and accrued expenses               $ 1,471   $ 2,747
                                                           -------   -------

         Total Liabilities                                   1,471     2,747
                                                           -------   -------

    Partners' Capital:

       General Partner                                         394       243

       Limited Partners, 320,000 units authorized
         and issued, 297,165 units outstanding at
         December 31, 1995 and 1994                          1,460     2,832

       Unrealized losses on available-for-sale securities      (38)      (30)
                                                           -------   -------

         Total Partners' Capital                             1,816     3,045
                                                           -------   -------

         Total Liabilities and Partners' Capital           $ 3,287   $ 5,792
                                                           =======   =======

                     The accompanying notes are an intregal
                            part of these statements.

                         PHOENIX LEASING INCOME FUND VI
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)


                                                For the Years Ended December 31,
                                                    1995      1994      1993
                                                    ----      ----      ----

INCOME

     Rental income                               $   403   $   524   $   600

     Equity in earnings from joint
      ventures, net                                  260       234        83

     Interest income, notes receivable               331       -         -

     Settlement                                      -         754       -

     Other income                                    127       226       226
                                                 -------   -------   -------

       Total Income                                1,121     1,738       909
                                                 -------   -------   -------


  EXPENSES

     Depreciation                                      9        92       475

     Lease related operating expenses                  2        41        83

     Management fees to General Partner              116        73        80

     Provision for losses on receivables            (136)      (58)       83

     General and administrative expenses             123       239       216
                                                 -------   -------   -------

       Total Expenses                                114       387       937
                                                 -------   -------   -------


  NET INCOME (LOSS)                              $ 1,007   $ 1,351   $   (28)
                                                 =======   =======   =======

  NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                              $  2.88   $  3.88   $  (.09)
                                                 =======   =======   =======


  ALLOCATION OF NET INCOME (LOSS):
     General Partner                             $   151   $   199   $   -

     Limited Partners                                856     1,152       (28)
                                                 -------   -------   -------

                                                 $ 1,007   $ 1,351   $   (28)
                                                 =======   =======   =======

                     The accompanying notes are an intregal
                            part of these statements.

                         PHOENIX LEASING INCOME FUND VI
                         STATEMENTS OF PARTNERS' CAPITAL
                 (Amounts in Thousands Except for Unit Amounts)


                                General
                                Partner's Limited Partners' Unrealized Total
                                 Amount    Units   Amount     Losses   Amount
                                --------- ----------------- ---------- ------
  Balance, December 31, 1992     $    44  297,165  $ 6,165  $   -    $ 6,209

  Distributions to partners
     ($7.50 per limited
     partnership unit)               -        -     (2,229)     -     (2,229)

  Net loss                           -        -        (28)     -        (28)
                                 -------  -------  -------  -------  -------

  Balance, December 31, 1993          44  297,165    3,908      -      3,952

  Distributions to partners
     ($7.50 per limited
     partnership unit)               -        -     (2,228)     -     (2,228)

  Unrealized losses on available-
     for-sale securities             -        -        -        (30)     (30)

  Net income                         199      -      1,152      -      1,351
                                 -------  -------  -------  -------  -------

  Balance, December 31, 1994         243  297,165    2,832      (30)   3,045

  Distributions to partners
     ($7.50 per limited
     partnership unit)               -        -     (2,228)     -     (2,228)

  Unrealized losses on available-
     for-sale securities             -        -        -         (8)      (8)

  Net income                         151      -        856      -      1,007
                                 -------  -------  -------  -------  -------

  Balance, December 31, 1995     $   394  297,165  $ 1,460  $   (38) $ 1,816
                                 =======  =======  =======  =======  =======

                     The accompanying notes are an integral
                            part of these statements.

                         PHOENIX LEASING INCOME FUND VI
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)


                                                For the Years Ended December 31,
                                                    1995      1994      1993
                                                    ----      ----      ----

  Operating Activities:
     Net income (loss)                           $ 1,007   $ 1,351   $   (28)

     Adjustments to reconcile net income
       (loss) to net cash provided(used)
       by operating activities:
         Depreciation                                  9        92       475
         Gain on sale of equipment                   (43)      (30)       (1)
         Equity in earnings from joint
          ventures, net                             (260)     (234)      (83)
         Provision for losses on accounts
          receivable                                  10       (19)       51
         Provision for early termination,
          financing leases                           -         (39)       16
         Provision for losses on note receivable    (146)      -          16
         Settlements                                 -        (437)      -
         Gain on sale of marketable securities       -         (35)      -
         Decrease in accounts receivable               8        80        69
         Decrease in receivable from affiliate       -         -         449
         Increase (decrease) in accounts
           payable and accrued expenses           (1,276)   (1,980)       35
         Decrease (increase) in other assets          24       -          (4)
                                                 -------   -------   -------

     Net cash provided (used) by operating
      activities                                    (667)   (1,251)      995
                                                 -------   -------   -------

  Investing Activities:
     Principal payments, financing leases            -         145       316
     Principal payments, notes receivable          1,138        93        24
     Proceeds from sale of equipment                  43        35       229
     Proceeds from sale of marketable securities     -          50       -
     Distributions from joint ventures               530       279       645
     Purchase of equipment                           -        (294)       (4)
     Investment in joint ventures                    -         (22)       (9)
     Investment in marketable securities             -         (15)      -
                                                 -------   -------   -------

     Net cash provided by investing activities     1,711       271     1,201
                                                 -------   -------   -------

  Financing Activities:
     Distributions to partners                    (2,228)   (2,228)   (2,229)
                                                 -------   -------   -------

     Net cash used by financing activities        (2,228)   (2,228)   (2,229)
                                                 -------   -------   -------

  Decrease in cash and cash equivalents           (1,184)   (3,208)      (33)
  Cash and cash equivalents, beginning of period   3,892     7,100     7,133
                                                 -------   -------   -------

  Cash and cash equivalents, end of period       $ 2,708   $ 3,892   $ 7,100
                                                 =======   =======   =======

                     The accompanying notes are an integral
                            part of these statements.

                         PHOENIX LEASING INCOME FUND VI

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


Note 1.       Organization and Partnership Matters.

         Phoenix Leasing Income Fund VI, a California limited partnership (the "Partnership"), was formed on October 29, 1981, to invest in capital equipment of various types and to lease such equipment to third parties on either a long-term or short-term basis. Minimum investment requirements were met January 6, 1983, at which time the Partnership commenced operations.

         The Partnership has also made investments in joint ventures with affiliated partnerships managed by the General Partner for the purpose of spreading the risks of financing or acquiring certain capital equipment leased to third parties (see Note 6).

         For financial reporting purposes, as more specifically described in the Partnership Agreement, income in any quarter will be allocated, before liquidation and redemption fees, 15% to Phoenix Leasing Incorporated (the "General Partner") and 85% to the Limited Partners subject to the following limitations. To the extent that income for any quarter, when added to income for all prior accounting periods, does not exceed losses for all prior accounting periods, such income shall be allocated, before liquidation and redemption fees, 1% to the General Partner and 99% to the Limited Partners. Income shall be allocated, before liquidation and redemption fees, 1% to the General Partner and 99% to the Limited Partners in any quarter subsequent to a quarter in which the General Partner was allocated, before liquidation and redemption fees, 1% of losses, to the extent of previously allocated Partnership losses. A loss in any quarter shall be allocated, before liquidation and redemption fees, 1% to the General partner and 99% to the Limited Partners.

         As an alternative to receiving cash distributions, Limited Partners may have participated in the Capital Accumulation Plan, whereby the Limited Partners' cash distributions were reinvested and accumulated in the respective Limited Partner's capital account. During 1988, the Capital Accumulation Plan was discontinued. Limited Partners who elected to participate in the Capital Accumulation Plan are now receiving cash distributions. However, a few investors remained in the plan through 1990.

         In the event the General Partner has a deficit balance in its capital account at the time of partnership liquidation, it will be required to contribute the amount of such deficit to the Partnership. The General Partner has acquired 508 units of Limited Partnership interest.

         As compensation for management services the General Partner receives a fee, payable quarterly, in an amount equal to 6% of the Partnership's gross revenues for the quarter from which such payment is being made, which revenues shall include rental and note receipts, maintenance fees, proceeds from the sale of equipment and other income.


Note 2.       Summary of Significant Accounting Policies.

         Leasing Operations. The Partnership's leasing operations consisted of both financing and operating leases. The financing method of accounting for leases records as unearned income at the inception of the lease, the excess of net rentals receivable and estimated residual value at the end of the lease term over the cost of equipment leased. Unearned income is credited to income over the cost of equipment leased. Unearned income is credited to income monthly over the term of the lease on a declining basis to provide an approximate level rate of return on the unrecovered cost of the investment. Any direct costs of consummating new leases are capitalized as these costs are immaterial.

         Under the operating method of accounting for leases, the leased equipment is recorded as an asset at cost and depreciated on a straight-line basis over the estimated useful life, ranging up to seven years.

         The Partnership's policy is to review periodically the expected economic life of its rental equipment in order to determine the probability of recovering its undepreciated cost. Such reviews address, among other things, recent and anticipated technological developments affecting computer equipment and competitive factors within the computer marketplace. Although remarketing rental rates are expected to decline in the future with respect to some of the Partnership's rental equipment, such rentals are expected to exceed projected expenses, including depreciation. Should subsequent reviews of the equipment portfolio indicate that rentals plus anticipated sales proceeds will not exceed expenses in any future period, the Partnership will revise its depreciation policy and may accelerate depreciation as appropriate.

         Rental income for the year is determined on the basis of rental payments due for the period under the terms of the lease. Maintenance, repairs and minor renewals of the leased equipment are charged to expense.

         Portfolio Valuation Methodology. The Partnership uses the portfolio method of accounting for the net realizable value of the Partnership's equipment portfolio.

         Investment in Joint Ventures. Investments in net assets of the equipment, financing and foreclosed cable systems joint ventures reflect the Partnership's equity basis in the ventures. Under the equity method of accounting, the original investment is recorded at cost and is adjusted periodically to recognize the Partnership's share of earnings, losses, cash contributions and cash distributions after the date of acquisition.

         Investment in Marketable Securities Available for Sale. The Partnership has investments in stock and stock warrants in public companies that have been determined to be available for sale that are included in Other Assets in the accompanying balance sheets. Available-for-sale securities are stated at their fair market value, with the unrealized gains and losses reported in a separate component of partners' capital.

         Cash and Cash Equivalents. Cash and cash equivalents includes deposits at banks, investments in money market funds and other highly liquid short-term investments with original maturities of less than 90 days.

         Non Cash Investing Activities. During the year ended December 31, 1994, the Partnership contributed equipment and other investments received through a settlement to a joint venture. The amount of such contribution was $584,000. Non cash transactions included in Other Assets during the year ended December 31, 1994 consist of marketable securities valued at $147,000 received pursuant to a settlement (see Note 8) and an unrealized loss on marketable securities of $30,000. During the year ended December 31, 1995, the Partnership received a final distribution of marketable securities from one of its investments in equipment joint ventures. The market value of the marketable securities at the distribution date was $13,000 and is included in Other Assets for the year ended December 31, 1995.

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

         On January 1, 1995, the Partnership adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement No. 118, "Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosures." Statement No. 114 requires that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Prior to 1995, the allowance for losses on notes receivable was based on the undiscounted cash flows or the fair value of the collateral dependent loans. At January 1, 1995, the adoption of statements 114 and 118 had no effect on the Partnership's financial position or results of operations.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Reclassification. Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 presentation.


Note 3.       Accounts Receivable.

         Accounts receivable consist of the following at December 31:

                                                  1995                  1994
                                                  ----                  ----
                                                    (Amounts in Thousands)

         Lease payments                          $  49                 $  75
         Property taxes                             -                      6
         General Partner and Affiliates              3                     2
                                                 -----                 -----
                                                    52                    83
         Less:  allowance for losses on
                 accounts receivable               (22)                  (35)
                                                 -----                 -----

              Total                              $  30                 $  48
                                                 =====                 =====


Note 4.       Note Receivable.

         Note receivable consist of the following at December 31:

                                                           1995           1994
                                                           ----           ----
                                                         (Amounts in Thousands)
           Note receivable from a cable television
            system operator with interest of 14% per
            annum, receivable in installments ranging
            from 60 to 71 months through January 1994,
            collateralized by a security interest in
            the cable system's assets. This note has
            a graduated repayment schedule followed by
            a balloon payment.                             $  -        $ 1,138

            Less: allowance for losses on note receivable     -           (146)
                                                           -----       --------

              Total                                        $  -        $   992
                                                           =====       ========

         The Partnership's note receivable from a cable television system operator provides for a monthly payment rate in an amount that is less than the contractual interest rate. The difference between the payment rate and the contractual interest rate was added to the principal and therefore deferred until the maturity date of the note. Upon maturity of the note, the original principal and deferred interest is due and payable in full. Although the contractual interest rates may be higher, due to a high degree of uncertainty relating to the collection of the entire amount of contractually owed interest, the Partnership limited the amount of interest being recognized on its note receivable to the amount of the payments received, thereby deferring the recognition of a portion of the deferred interest until such time as management believe it was realizable.

         The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $279,000. Generally, notes receivable are classified as impaired and the accrual of interest on such notes are discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments. Any payments received subsequent to the placement of the note receivable on to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accured interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income.

         During the year ended December 31, 1995, the Partnership received a settlement on its one remaining note receivable which was considered to be impaired under Statement No. 114. The Partnership received $1,416,000 as a settlement for this note receivable of which $1,108,000 was applied towards the outstanding note receivable balance and the remaining $308,000 applied to interest income. The remaining balance in the allowance for losses on notes receivable of $146,000 was no longer necessary due to the payment of this note receivable. As a result, the remaining allowance for loan losses was reduced to zero through the recognition of income.

         The activity in the allowance for losses on notes receivable during the years ended December 31, is as follows:

                                             1995                  1994
                                             ----                  ----
                                               (Amounts in Thousands)
         Beginning balance                  $ 146                 $ 146
            Provision for losses             (146)                  -
            Write downs                       -                     -
                                            -----                 -----
         Ending balance                     $ -                   $ 146
                                            =====                 =====



Note 5.       Equipment on Operating Leases.

         Equipment on lease consists primarily of small computer systems subject to operating leases.

         The Partnership's operating leases are for initial lease terms of approximately 12 to 36 months. During the remaining terms of existing operating leases the Partnership will not recover all of the undepreciated cost and related expenses of its rental equipment, and therefore must remarket a portion of its equipment in future years.

         The Partnership has agreements with some of the manufacturers of its equipment whereby such manufacturers undertake to remarket off-lease equipment on a best efforts basis. These agreements permit the Partnership to assume the remarketing function directly if certain conditions contained in the agreements are not met. For their remarketing services, the manufacturers are paid a percentage of net monthly rentals. Certain manufacturers are entitled to additional fees after the Partnership has recovered certain amounts. Generally, these manufacturers provide maintenance of the leased equipment for a fee based on net monthly rentals.

         The Partnership has entered into direct lease arrangements with certain lessees. Generally, it is the responsibility of the lessee to provide maintenance on leased equipment. The General Partner administers the equipment portfolio of leases acquired through the direct leasing program. Administration includes the collection of rents from the lessees and remarketing of the equipment.

         Minimum   rentals   (net  of   executory   costs)  to  be  received  on
noncancelable operating leases for the years ended December 31 are as follows:

                                                             Operating
                                                             ---------
                                                       (Amounts in Thousands)

         1996.....................................            $   6
         1997.....................................                1
         1998.....................................               -
                                                              -----

         Total                                                $   7
                                                              =====


Note 6.       Investment in Joint Ventures.

Equipment Joint Ventures

         The Partnership owns a limited or general partnership interest in equipment joint ventures. These investments are accounted for using the equity method of accounting. The other partners of the ventures are entities organized and managed by the General Partner.

         The purpose of the equipment joint ventures is the acquisition and leasing of various types of equipment. During the term of the Partnership, Phoenix Leasing Income Fund VI has participated in the following equipment joint ventures:

                                                               Weighted
         Joint Venture                                   Percentage Interest
         -------------                                   -------------------

         PLI Limited Partnership Fund A(2)                      30.64%
         VMX Joint Venture(1)                                   28.37
         ACRO Joint Venture, Residential                        32.84
         Leveraged Joint Venture 1985(1)                        49.02
         Leveraged Joint Venture 1986(2)                        31.04
         Leveraged Joint Venture 1987-1(1)                      43.79
         Leveraged Joint Venture 1987-2                         17.91
         Leveraged Joint Venture 1987-3                         25.22
         Leveraged Joint Venture 1990-1                         11.77
         Phoenix Leasing POST Joint Venture I(2)                18.83
         Arroyo Joint Venture VIII(1)                           40.00
         Arroyo Joint Venture XV(2)                             30.67
         Arroyo Joint Venture XVI                               32.14
         Arroyo Joint Venture XVII(1)                           11.26
         Xerox Graphics Joint Venture(1)                        16.19
         Phoenix Joint Venture 1994-1                           12.77

(1)  Closed during 1994
(2)  Closed during 1995

         An analysis of the Partnership's investment in equipment joint ventures is as follows:
                             Net Investment                                                                Net Investment
                             at Beginning                           Equity in                                 at End
Date                          of Period         Contributions       Earnings          Distributions           of Period
----                          ---------         -------------       --------          -------------           ---------
                                                           (Amounts in Thousands)
Year Ended
 December 31, 1993             $    575             $     9          $    94             $   583              $     95
                               ========             =======          =======             =======              ========

Year Ended
 December 31, 1994             $     95             $   606          $   227             $   241              $    687
                               ========             =======          =======             =======              ========

Year Ended
 December 31, 1995             $    687             $     0          $   248             $   527              $    408
                               ========             =======          =======             =======              ========

         The aggregate combined financial information of the equipment joint ventures as of December 31 and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS
                                                              December 31,
                                                             1995      1994
                                                             ----      ----
                                                         (Amounts in Thousands)

    Cash and cash equivalents                              $  644    $  476
    Accounts receivable                                     1,776     2,222
    Operating lease equipment                               1,021     2,535
    Other assets                                              691       919
                                                           ------    ------

         Total Assets                                      $4,132    $6,152
                                                           ======    ======


                        LIABILITIES AND PARTNERS' CAPITAL

    Accounts payable                                       $  973    $1,134
    Partners' capital                                       3,159     5,018
                                                           ------    ------

         Total Liabilities and Partners' Capital           $4,132    $6,152
                                                           ======    ======

                        COMBINED STATEMENTS OF OPERATIONS

                                     INCOME

                                                For the Years Ended December 31,
                                                   1995      1994       1993
                                                   ----      ----       ----
                                                     (Amounts in Thousands)

    Rental income                                $ 3,922   $ 3,312   $ 5,128
    Gain on sale of equipment                      1,769     1,312     1,639
    Other income                                     744       309        52
                                                 -------   -------   -------
         Total Income                              6,435     4,933     6,819
                                                 -------   -------   -------


                                    EXPENSES

    Depreciation                                   1,188     1,257     1,874
    Lease related operating expenses               2,961     2,779     4,520
    Management fee to the General Partner            289       239       359
    Interest expense                                 -           1       -
    Other expenses                                   273        43       152
                                                 -------   -------   -------

         Total Expenses                            4,711     4,319     6,905
                                                 -------   -------   -------

         Net Income (Loss)                       $ 1,724   $   614   $   (86)
                                                 =======   =======   =======

         As of December 31, 1995 and 1994, the Partnership's pro rata interest in the equipment joint ventures' net book value of off-lease equipment was $13,000 and $14,000, respectively.

         The General Partner earns a management fee of 6% of the Partnership's respective interest in gross revenues of each equipment joint venture. Revenues subject to management fees at the joint venture level are not subject to management fees at the Partnership level.

Financing Joint Ventures

         The Partnership has invested in financing joint ventures which are combined for reporting purposes into Phoenix Funding Partnership (PFP). The Partnership's current investment in PFP consists of two financing joint ventures. The purpose of the financing joint ventures is to provide, on a limited basis, financing to manufacturers and their lessees for equipment leased directly by manufacturers to third parties. All loans to manufacturers are interest bearing and are secured by equipment. The Partnership uses the equity method of accounting to account for its investment in the PFP.

         PFP periodically reviews the probability of recovering the outstanding note balances. Such reviews address, among other things, current cash receipts, costs of collection efforts, the current economic situation and potential uncollectible receivables. If the review indicates that future cash receipts, net of anticipated future expenses, does not exceed the outstanding note balances, PFP provides a reserve for any anticipated loan loss as appropriate.

         Due to a high degree of uncertainty relating to the collection of the entire amount of contractually owed principal and interest over the lives of the notes receivable, the remaining PFP loan portfolios apply all cash receipts (principal and interest) to the outstanding note balances. Under this method, interest income will not be recognized until the outstanding note balances are recovered.

         The following information summarizes the Partnership's respective interest in the original loan proceeds of the funding partnership.

                                                         Weighted
         Joint Venture                              Percentage Interest
         -------------                              -------------------

    Phoenix Funding Partnership                           29.19%

        An analysis of the Partnership's  investment account in financing joint ventures is as follows:
                             Net Investment                         Equity in                              Net Investment
                             at Beginning                           Earnings                                  at End
Date                           of Period        Contributions       (Losses)           Distributions          of Period
----                           ---------        -------------       --------           -------------          ---------
                                                               (Amounts in Thousands)
Year Ended
 December 31, 1993             $   108               $ 0               $(11)               $  61              $    36
                               =======               ===               ====                =====              =======

Year Ended
 December 31, 1994             $    36               $ 0               $  7                $  38              $     5
                               =======               ===               ====                =====              =======

Year Ended
 December 31, 1995             $     5               $ 0               $ 12                $  15              $     2
                               =======               ===               ====                =====              =======

         The aggregate combined financial information of the financing joint ventures as of December 31 and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS
                                                           December 31,
                                                          1995      1994
                                                          ----      ----
                                                      (Amounts in Thousands)
    Cash and cash equivalents                              $28       $34
    Notes receivable, net                                   -         25
                                                           ---       ---

         Total Assets                                      $28       $59
                                                           ===       ===

                        LIABILITIES AND PARTNERS' CAPITAL

    Accounts payable                                       $ 5       $ 1
    Partners' capital                                       23        58
                                                           ---       ---

         Total Liabilities and Partners' Capital           $28       $59
                                                           ===       ===

                        COMBINED STATEMENTS OF OPERATIONS

                                     INCOME

                                              For the Years Ended December 31,
                                                  1995      1994      1993
                                                  ----      ----      ----
                                                    (Amounts in Thousands)

  Interest income                                $  73     $  86     $   1
  Other income                                      77        18        19
                                                 -----     -----     -----

       Total Income                                150       104        20
                                                 -----     -----     -----

                                    EXPENSES

  Management fee to the General Partner              8        19        31
  Other expenses                                    19        44        72
                                                 -----     -----     -----

       Total Expenses                               27        63       103
                                                 -----     -----     -----

       Net Income (Loss)                         $ 123     $  41     $ (83)
                                                 =====     =====     =====

         The General Partner earns a management fee of 6% of the Partnership's respective interest in gross payments received for each financing joint venture. Revenues subject to a management fee at the joint venture level are not subject to management fees at the Partnership level.

Foreclosed Cable Systems Joint Venture

         The Partnership owns an interest in a foreclosed cable systems joint venture, along with other partnerships managed by the General Partner and its affiliates. The Partnership foreclosed upon certain assets of a cable television operator to whom the Partnership, along with other affiliated partnerships managed by the General Partner, had extended credit. The partnerships' notes receivables and assets were exchanged for interests (their capital contribution), on a pro rata basis, in a newly formed joint venture owned by the partnerships and managed by the General Partner. Title to the cable television system is held by the joint venture. These investments are accounted for using the equity method of accounting.

         The joint venture owned by the Partnership, along with its percentage ownership is as follows:

                                                               Weighted
         Joint Venture                                   Percentage Interest
         -------------                                   -------------------

    Phoenix Black Rock Cable J.V.                                .29%

         An analysis of the Partnership's net investment in a foreclosed cable system joint venture is as follows:






                             Net Investment                                                                 Net Investment
                             at Beginning                           Equity in                                  at End
Date                           of Period       Contributions        Earnings          Distributions           of Period
----                           ---------       -------------        --------          -------------           ---------
                                                           (Amounts in Thousands)
Year Ended
 December 31, 1993               $   6               $ 0               $  0                $  1                 $   5
                                 =====               ===               ====                ====                 =====

Year Ended
 December 31, 1994               $   5               $ 0               $  0                $  0                 $   5
                                 =====               ===               ====                ====                 =====

Year Ended
 December 31, 1995               $   5               $ 0               $  0                $  0                 $   5
                                 =====               ===               ====                ====                 =====

         The aggregate financial information of the foreclosed cable system joint venture as of December 31 and for the years then ended is presented as follows:

                                 BALANCE SHEETS

                                     ASSETS
                                                              December 31,
                                                            1995       1994
                                                            ----       ----
                                                         (Amounts in Thousands)

    Cash and cash equivalents                              $  258    $  148
    Accounts receivable                                        31        48
    Property, plant and equipment                           1,449     1,555
    Other                                                       1       -
                                                           ------    ------

         Total Assets                                      $1,739    $1,751
                                                           ======    ======

                        LIABILITIES AND PARTNERS' CAPITAL

    Accounts payable                                       $   90    $  102
    Partners' capital                                       1,649     1,649
                                                           ------    ------

         Total Liabilities and Partners' Capital           $1,739    $1,751
                                                           ======    ======

                            STATEMENTS OF OPERATIONS

                                     INCOME

                                             For the Years Ended December 31,
                                                 1995      1994      1993
                                                 ----      ----      ----
                                                   (Amounts in Thousands)

    Subscriber revenue                           $676      $654      $641
    Other income                                   12         7         7
                                                 ----      ----      ----

         Total Income                             688       661       648
                                                 ----      ----      ----

                                    EXPENSES

    Depreciation and amortization                 154       150       147
    Program services                              181       154       166
    General and administrative expenses           185       155       183
    Management fees to an affiliate of
     the General Partner                           31        29        29
    Provision for losses on accounts receivable     7         7         6
                                                 ----      ----      ----

         Total Expenses                           558       495       531
                                                 ----      ----      ----

    Net Income before taxes                       130       166       117
    Income tax benefit                             11        27        21
                                                 ----      ----      ----

         Net Income                              $141      $193      $138
                                                 ====      ====      ====

         Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provides day to day management services in connection with the operation of the foreclosed cable system joint venture. The foreclosed cable system joint venture will pay a management fee equal to four and one-half percent of the System's monthly gross revenue for these services. Revenues subject to a management fee at the joint venture level will not be subject to management fees at the Partnership level.


Note 7.       Accounts Payable and Accrued Expenses.

         Accounts payable and accrued expenses consist of the following at December 31:

                                                 1995                 1994
                                                 ----                 ----
                                                  (Amounts in Thousands)

         Liquidation fees payable
          to General Partner                 $  1,268             $  2,289
         Equipment lease operations                36                  213
         General Partner and Affiliates            12                   12
         Other                                    155                  233
                                             --------             --------

              Total                          $  1,471             $  2,747
                                             ========             ========


Note 8.       Settlements.

         On July 1, 1991, Phoenix Leasing Incorporated, as General Partner to the Partnership and sixteen other affiliated partnerships, filed suit in the Superior Court for the County of Marin, Case No. 150016, against Xerox Corporation, a corporation with which the General Partner had entered into contractual agreements for the acquisition and administration of leased equipment. The lawsuit was settled out of court, effective as of October 28, 1994 pursuant to the terms of a Confidential Settlement Agreement and Mutual Release. The settlement agreement generally provides for compensation payable to the Partnership and its affiliates in cash and kind, including the assignment by Xerox of certain goods and services. The agreement further provides for the sale by Xerox to the Partnership and its affiliates of equipment subject to lease. The suit has been dismissed with prejudice on the merits.

         The Partnership's pro rata share of the Xerox settlement was $482,000, which consists of cash of $192,000, and assigned monthly rentals and credits for goods and services valued at $290,000. In addition, the Partnership purchased additional leased equipment at an aggregate cost of $294,000. The Partnership, along with sixteen other affiliated partnerships managed by the General Partner, contributed its share of the assigned monthly rentals, credits for goods and services and purchased equipment leases to a joint venture, in exchange for an interest in the joint venture.

         Storage Technology Corporation (STC), a major manufacturer of equipment purchased by the Partnership, filed for protection from creditors under Chapter 11 of the Federal Bankruptcy Code on October 14, 1984. On June 18, 1987 STC's plan of reorganization was approved and the Partnership received a settlement.

         On August 31, 1994, the United States Bankruptcy Court for the District of Colorado ordered a final distribution from the Disputed Claims Reserve which was provided for in the Debtors' Joint Plan of Reorganization. On December 23, 1994, the Partnership received its pro rata share of the final distribution from the Disputed Claims Reserve valued at $272,000. The final distribution consisted of cash of $125,000 and common stock valued at $147,000.


Note 9.       Liquidation Fees.

         In consideration for the services and activities performed by the General Partner in connection with the disposition of the Partnership's equipment, the General Partner shall receive liquidation fees equal to 15% of the "Net Capital Contribution" of the Limited Partners with respect to all Partnership interests other than those interests which have been previously redeemed and accordingly were subject to the 15% redemption fee.

         For financial reporting purposes, the Partnership began to recognize the liquidation fee in the second year of operations when the General Partner began its activities of liquidating portions of the equipment portfolio. The original firm terms of the initial leases (generally 24 months) began to expire at this point in time. The present value of the liquidation fee is recognized using the interest method and accreted to the face amount over a period of approximately eight years in order to properly match the liquidation fee expense with the activities of the General Partner in connection with ongoing portfolio liquidation. The liquidation fees have been fully accrued as of December 31, 1992. The Partnership began to pay the liquidation fees to the General Partner in 1990.


Note 10.      Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

         The net difference between the tax basis and the reported amounts of the Partnership's assets and liabilities is as follows at December 31:

                           Reported Amounts      Tax Basis      Net Difference
                           ----------------      ---------      --------------
                                          (Amounts in Thousands)
1995

         Assets               $   3,287          $  3,641           $  (354)
         Liabilities              1,471             1,436                35

1994

         Assets               $   5,792          $  6,249           $  (457)
         Liabilities              2,747             1,859               888



Note 11.      Related Entities.

         The General Partner serves in the capacity of general partner in other partnerships, all of which are engaged in the equipment leasing and financing business.

         The General Partner incurs certain expenses, such as data processing, equipment storage and equipment remarketing costs, for which it is reimbursed by the Partnership. Equipment remarketing costs are incurred as the General Partner remarkets certain equipment on behalf of the Partnership. These expenses incurred by the General Partner are reimbursed at the lower of the actual costs or an amount equal to 90% of the fair market value for such services. The equipment remarketing costs reimbursed to the General Partner were $2,000, $3,000 and $5,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Note 12.      Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income (loss) and distributions per limited partnership unit were based on the limited partner's share of net income (loss) and distributions, and the weighted average number of units outstanding of 297,165 for the years ended December 31, 1995, 1994 and 1993. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the Partnership including reinvestment through the Capital Accumulation Plan. As a result, the calculation of net income (loss) and distributions per limited partnership unit is not indicative of per unit income (loss) and distributions due to reinvestments through the Capital Accumulation Plan.


Note 13.      Fair Value of Financial Instruments.

         During the year ended December 31, 1995, the Partnership adopted Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of the fair value of financial instruments for which it is practicable to estimate fair value. The following methods and assumptions were used to estimate the fair value of each class of financial instrument which it is practicable to estimate that value.

Cash and Cash Equivalents
The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Marketable Securities
The fair values of investments in marketable securities are estimated based on quoted market prices.

         The estimated fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

                                                  Carrying
                                                   Amount          Fair Value
                                                   ------          ----------
                                                     (Amounts in Thousands)
         Assets
              Cash and cash equivalents            $ 2,708         $ 2,708
              Marketable securities                    121             121


Note 14.      Subsequent Events.

         In January 1996, cash distributions of $2,228,000 were made to the Limited Partners.

Item 9.       Disagreements on Accounting and Financial Disclosure Matters.

         None.


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

         The registrant is a limited partnership and, therefore, has no executive officers or directors. The general partner of the registrant is Phoenix Leasing Incorporated, a California corporation. The directors and executive officers of Phoenix Leasing Incorporated (PLI) are as follows:

         GUS CONSTANTIN, age 58, is President, Chief Executive Officer and a Director of PLI. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice
President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         PARITOSH K. CHOKSI, age 42, is Senior Vice President, Chief Financial Officer and Treasurer of PLI. He has been associated with PLI since 1977. Mr. Choksi oversees the finance, accounting, information services and systems development departments of the General Partner and its Affiliates and oversees the structuring, planning and monitoring of the partnerships sponsored by the General Partner and its Affiliates. Mr. Choksi graduated from the Indian Institute of Technology, Bombay, India with a degree in Engineering. He holds an M.B.A. degree from the University of California, Berkeley.

         GARY W. MARTINEZ, age 45, is Senior Vice President of PLI. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         BRYANT J. TONG, age 41, is Senior Vice President, Financial Operations of PLI. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

         CYNTHIA E. PARKS, age 40, is Vice President, General Counsel, Assistant Secretary and a Director of PLI. Prior to joining PLI in 1984, she was with GATX Leasing Corporation, and had previously been Corporate Counsel for Stone Financial Companies, and an Assistant Vice President of the Bank of America, Bank Amerilease Group. She has a bachelor's degree from Santa Clara University, and earned her J.D. from the University of San Francisco School of Law.

         HOWARD SOLOVEI, age 34, is Vice President, Finance, Assistant Treasurer and a Director of PLI. He has been associated with PLI since 1984. Mr. Solovei's principal activities are in the areas of arranging and managing the company's banking relationships for its various corporations, partnerships and securitized asset pools. Mr. Solovei is also involved in corporate financial planning and various data processing-related projects. Mr. Solovei graduated with a B.S. in Business from the University of California at Berkeley in 1984.

         Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

         Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

              Phoenix Leasing American Business Fund, L.P.
              Phoenix Leasing Cash Distribution Fund V, L.P. Phoenix Income Fund, L.P.
              Phoenix High Tech/High Yield Fund
              Phoenix Leasing Cash Distribution Fund IV
              Phoenix Leasing Cash Distribution Fund III
              Phoenix Leasing Cash Distribution Fund II
              Phoenix Leasing Capital Assurance Fund
              Phoenix Leasing Income Fund VII
              Phoenix Leasing Growth Fund 1982
              Phoenix Leasing Income Fund 1981 and
              Phoenix Leasing Income Fund 1977

Item 11.      Executive Compensation.

         Set forth is the information  relating to all direct  remuneration paid or accrued by the Registrant during the last year to the General Partner.
         (A)                       (B)                                  (C)                                     (D)

                                                                  Cash and cash-                          Aggregate of
Name of Individual           Capacities in                        equivalent forms                        contingent forms
or persons in group          which served                         of remuneration                         of remuneration
-------------------          ------------            ------------------------------------------           ----------------
                                                              (C1)                     (C2)
                                                                              Securities or property
                                                Salaries, fees, directors'    insurance benefits or
                                                fees, commissions, and        reimbursement, personal
                                                bonuses                       benefits
                                                --------------------------    -----------------------
                                                               (Amounts in Thousands)
Phoenix Leasing
  Incorporated               General Partner               $116(1)                        $0                       $0
                                                            ===                            =                        =

(1)  consists of management fees.


Item 12.      Security Ownership of Certain Beneficial Owners and Management.

         (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of any class of voting securities of the Registrant.

         (b) The General Partner of the Registrant owns the equity securities of the Registrant set forth in the following table:

                                                                   Page 28 of 30

                (1)                                            (2)                                       (3)
         Title of Class                           Amount Beneficially Owned                       Percent of Class
         --------------                           -------------------------                       ----------------
         General Partner Interest                 Represents a 15% interest in the                       100%
                                                  Registrant's profits and distributions

         Limited Partner Interest                 508 units                                              .17%

Item 13.      Certain Relationships and Related Transactions.

         None.


                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Page No.
                                                                      --------
(a)      1.   Financial Statements:

              Report of Independent Public Accountants                    9
              Balance Sheets as of December 31, 1995 and 1994            10
              Statements of Operations for the Years Ended
                December 31, 1995, 1994 and 1993.                        11
              Statements of Partners' Capital for the Years
                Ended December 31, 1995, 1994 and 1993.                  12
              Statements of Cash Flows for the Years Ended
                December 31, 1995, 1994 and 1993.                        13
              Notes to the Financial Statements                       14-25

         2.   Financial Statement Schedules:

              Schedule II - Valuation and Qualifying Accounts
                and Reserves                                             30

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the year ended December 31, 1995.

(c)      Exhibits

         27.  Financial Data Schedule

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

                                            PHOENIX LEASING INCOME FUND VI
                                                      (Registrant)

                                            BY:    PHOENIX LEASING INCORPORATED,
                                                   A CALIFORNIA CORPORATION
                                                   GENERAL PARTNER


         Date:  March 28, 1996              By:    /S/  GUS CONSTANTIN
                --------------                     -------------------
                                                   Gus Constantin

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                    Title                         Date


/S/ GUS CONSTANTIN      President, Chief Executive Officer and a  March 28, 1996
----------------------- Director of Phoenix Leasing Incorporated  --------------
(Gus Constantin)        General Partner


/S/ PARITOSH K. CHOKSI  Chief Financial Officer,                  March 28, 1996
----------------------- Senior Vice President                     --------------
(Paritosh K. Choksi)    and Treasurer of
                        Phoenix Leasing Incorporated
                        General Partner


/S/ BRYANT J. TONG      Senior Vice President, Financial          March 28, 1996
----------------------- Operations of                             --------------
(Bryant J. Tong)        (Principal Accounting Officer)
                        Phoenix Leasing Incorporated
                        General Officer


/S/ GARY W. MARTINEZ    Senior Vice President of                  March 28, 1996
----------------------- Phoenix Leasing Incorporated              --------------
(Gary W. Martinez)      General Partner


/S/ HOWARD SOLOVEI      Vice President, Finance                   March 28, 1996
----------------------- Assistant Treasurer and a                 --------------
(Howard Solvei)         Director of Phoenix Leasing Incorporated
                        General Partner


/S/ MICHAEL K. ULYATT   Partnership Controller                    March 28, 1996
----------------------- Phoenix Leasing Incorporated              --------------
(Michael K. Ulyatt)     Corporate General Partner



                                                   PHOENIX LEASING INCOME FUND VI

                                                             SCHEDULE II
                                                       (Amounts in Thousands)



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


              COLUMN A                     COLUMN B             COLUMN C         COLUMN D           COLUMN E             COLUMN F
           Classification                 Balance at           Charged to       Charged to         Deductions           Balance at
                                         Beginning of           Expense          Revenue                                 End of
                                            Period                                                                       Period
------------------------------------- -------------------  ----------------- ----------------- ------------------  -----------------

Year ended December 31, 1993
   Allowance for losses on accounts
     receivable                             $   99             $ 51              $   0              $   17              $  133
   Allowance for early termination
     of financing leases                        25               16                  0                 (17)(1)              58
   Allowance for losses on note
     receivable                                130               16                  0                   0                 146
                                            ------             ----              -----              ------              ------

     Totals                                 $  254             $ 83              $   0              $    0              $  337
                                            ======             ====              =====              ======              ======


Year ended December 31, 1994
   Allowance for losses on accounts
     receivable                             $  133             $  0              $  19              $   79              $   35
   Allowance for early termination
     of financing leases                        58                0                 39                  19(1)                0
   Allowance for losses on note
     receivable                                146                0                  0                   0                 146
                                            ------             ----              -----              ------              ------

     Totals                                 $  337             $  0              $  58              $   98              $  181
                                            ======             ====              =====              ======              ======


Year ended December 31, 1995
   Allowance for losses on accounts
     receivable                             $   35             $ 10              $   0              $   23              $   22
   Allowance for losses on note
     receivable                                146                0                146                   0                   0
                                            ------             ----              -----              ------              ------

     Totals                                 $  181             $ 10              $ 146              $   23              $   22
                                            ======             ====              =====              ======              ======


(1) This amount represents the application (reversal) of the allowance for loss from early termination of financing leases.