Form 10-Q
period 1996-03-31
PHOENIX LEASING INCOME FUND VI
filed 1996-05-14
CIK 709995

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    _________

                                    FORM 10-Q

  __X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

  _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.


                         Commission File Number 0-12594
                                                -------

                         PHOENIX LEASING INCOME FUND VI
- --------------------------------------------------------------------------------
                                   Registrant

           California                                     94-2869603
- ----------------------------                  ----------------------------------
      State of Jurisdiction                   I.R.S. Employer Identification No.

2401 Kerner Boulevard, San Rafael, California                94901-5527
- --------------------------------------------------------------------------------
   Address of Principal Executive Offices                     Zip Code

       Registrant's telephone number, including area code: (415) 485-4500
                                                           --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__ No _____

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                         PHOENIX LEASING INCOME FUND VI
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)


                                                       March 31,   December 31,
                                                         1996          1995
                                                         ----          ----
ASSETS

Cash and cash equivalents                              $  447        $2,708

Accounts receivable (net of allowance for
  losses on accounts receivable of $12 and
  $22 at March 31, 1996 and December 31, 1995,
  respectively)                                            28            30

Equipment on operating leases and held for
  lease (net of accumulated depreciation of
  $686 and $746 at March 31, 1996 and December
  31, 1995, respectively)                                   3             4

Investment in joint ventures                              372           415

Marketable securities, available for sale                 143           121

Other assets                                               10             9
                                                       ------        ------

   Total Assets                                        $1,003        $3,287
                                                       ======        ======


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                $1,358        $1,471
                                                       ------        ------

   Total Liabilities                                    1,358         1,471
                                                       ------        ------

Partners' Capital (Deficit)

  General Partner                                         399           394

  Limited Partners, 320,000 units authorized
   and issued, 297,165 units outstanding at
   March 31, 1996 and December 31, 1995                  (738)        1,460

  Unrealized losses on available-for-sale securities      (16)          (38)
                                                       ------        ------

   Total Partners' Capital (Deficit)                     (355)        1,816
                                                       ------        ------

   Total Liabilities and Partners' Capital (Deficit)   $1,003        $3,287
                                                       ======        ======


        The accompanying notes are an integral part of these statements.

                         PHOENIX LEASING INCOME FUND VI
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                         1996           1995
                                                         ----           ----

INCOME

  Rental income                                         $   4          $  71
  Gain on sale of equipment                                 2             32
  Equity in earnings from joint ventures, net              52             63
  Other income                                             10             17
                                                        -----          -----

   Total Income                                            68            183
                                                        -----          -----

EXPENSES

  Depreciation                                              1              3
  Lease related operating expenses                          4              1
  Management fees to General Partner                       -               7
  General and administrative expenses                      28             31
                                                        -----          -----

   Total Expenses                                          33             42
                                                        -----          -----

NET INCOME                                              $  35          $ 141
                                                        =====          =====



NET INCOME PER LIMITED PARTNERSHIP UNIT                 $ .10          $ .40
                                                        =====          =====

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT              $7.50          $7.50
                                                        =====          =====

ALLOCATION OF NET INCOME:
  General Partner                                       $   5          $  21
  Limited Partners                                         30            120
                                                        -----          -----

                                                        $  35          $ 141
                                                        =====          =====


        The accompanying notes are an integral part of these statements.

                           PHOENIX LEASING INCOME FUND VI
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)



                                                            Three Months Ended
                                                                 March 31,
                                                             1996        1995
                                                             ----        ----
Operating Activities:

  Net income                                               $   35      $  141

  Adjustments to reconcile net income to net
   cash used by operating activities:
     Depreciation                                               1           3
     Gain on sale of equipment                                 (2)        (32)
     Equity in earnings from joint ventures, net              (52)        (63)
     Decrease in accounts receivable                            2          -
     Decrease in accounts payable and accrued expenses       (113)       (919)
     Decrease (increase) in other assets                       (1)         10
                                                           ------      ------

Net cash used by operating activities                        (130)       (860)
                                                           ------      ------

Investing Activities:

  Principal payments, notes receivable                         -           24
  Proceeds from sale of equipment                               2          32
  Distributions from joint ventures                            95         102
                                                           ------      ------

Net cash provided by investing activities                      97         158
                                                           ------      ------

Financing Activities:

  Distributions to partners                                (2,228)     (2,228)
                                                           -------     ------

Net cash used by financing activities                      (2,228)     (2,228)
                                                           -------     ------

Decrease in cash and cash equivalents                      (2,261)     (2,930)

Cash and cash equivalents, beginning of period              2,708       3,892
                                                           ------      ------

Cash and cash equivalents, end of period                   $  447      $  962
                                                           ======      ======


        The accompanying notes are an integral part of these statements.

                         PHOENIX LEASING INCOME FUND VI
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  General.

      The accompanying unaudited condensed financial statements have been prepared by the Partnership in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Financial Statement, as filed with the SEC in the latest annual report on Form 10-K..

Note 2.  Reclassification.

      Reclassification - Certain 1996 amounts have been reclassified to conform to the 1995 presentation.

Note 3.  Income Taxes.

      Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 4.  Net Income (Loss) and Distributions per Limited Partnership Unit.

      Net income and distributions per limited partnership unit were based on the limited partner's share of net income and distributions, and the weighted average number of units outstanding of 297,165 for the three month periods ended March 31, 1996 and 1995. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result the calculation of net income
(loss) and distributions per limited Partnership unit is not indicative of per unit income (loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 5.  Investment in  Joint Ventures.

Equipment Joint Ventures

      The aggregate combined statements of operations of the equipment joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                             1996        1995
                                                             ----        ----

INCOME
Rental income                                              $  672      $  919
Gain on sale of equipment                                     248         578
Other income                                                   41          61
                                                           ------      ------

      Total income                                            961       1,558
                                                           ------      ------

EXPENSES
Depreciation                                                   89         347
Lease related  operating expenses                             464         731
Management fees to General Partner                             31          64
General and administrative expenses                             3           5
                                                           ------      ------

      Total expenses                                          587       1,147
                                                           ------      ------

Net income                                                 $  374      $  411
                                                           ======      ======

Financing Joint Ventures

      The aggregate combined statements of operations of the financing joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                             1996        1995
                                                             ----        ----

INCOME
Interest income - notes receivable                           $ 17        $ 28
Other income                                                    2           4
                                                             ----        ----
      Total income                                             19          32
                                                             ----        ----

EXPENSES
Management fees to General Partner                             -            2
General and administrative expenses                             4           6
                                                             ----        ----
      Total expenses                                            4           8
                                                             ----        ----
Net income                                                   $ 15        $ 24
                                                             ====        ====

Foreclosed Cable Systems Joint Venture

      The statements of operations of the foreclosed cable systems joint venture is presented below:

                            STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)
                                                            Three Months Ended
                                                                 March 31,
                                                             1996        1995
                                                             ----        ----

INCOME
Subscriber revenue                                         $   54       $ 170
Gain on sale cable system                                   1,240          -
Other income                                                    9           3
                                                           ------       -----
      Total income                                          1,303         173
                                                           ------       -----

EXPENSES
Depreciation and amortization                                  13          38
Program services                                               12          44
Management fees to an affiliate of the General Partner        120           8
General and administrative expenses                            46          55
Provision for losses on accounts receivable                    -            2
                                                           ------       -----
      Total expenses                                          191         147
                                                           ------       -----
Net income                                                 $1,112       $  26
                                                           ======       =====

                         PHOENIX LEASING INCOME FUND VI

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      The Partnership reported a decrease in net income of $106,000 during the three months ended March 31, 1996, compared to the same period in 1995. The decrease in net income during the three months ended March 31, 1996, compared to the same period in 1995, is attributable to an overall decline in revenues.

      Total revenues decreased by $115,000 during the three months ended March 31, 1996, when compared to the same period in 1995. The decrease in total revenues during the three months ended March 31, 1996 was primarily attributable to decreases in rental income of $67,000 and a decrease in gain on sale of equipment of $30,000. This decrease in rental income is attributable to the decrease in the equipment owned by the Partnership. At March 31, 1996, the Partnership owned equipment with an aggregate original cost $965,000 as compared to $3.4 million at March 31, 1995. The Partnership is currently in its liquidation phase. As a result, the equipment portfolio will continue to decline as the Partnership continues to liquidate its remaining equipment as it comes off lease. The decreased gain on sale of equipment is the result of a decrease in the amount of equipment sold during the three months ended March 31, 1996, as compared to the same period in 1995.

      Total expenses decreased by $9,000 during the three months ended March 31, 1996, as compared to the same period in 1995. The decrease during the three months ended March 31, 1996, as compared to the same period in 1995, is due to a $7,000 decrease in management fees, the result of decreased revenues earned by the Partnership. The Partnership experienced decreases in most other expense categories during the three months ended March 31, 1996, when compared to the same period in 1995.

      Because the Partnership is in its liquidation stage, it is not expected that the Partnership will acquire any additional equipment. As a result, lease related revenues and expenses are expected to continue to decline as the portfolio is liquidated and the remaining equipment is re-leased at lower rental rates. The Partnership will reach the end of its term on December 31, 1997.

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

      Earnings from joint ventures decreased by $11,000 during the three months ended March 31, 1996, compared to the same period in 1995. This decrease was due to a decrease in the earnings from an investment in a new joint venture that was formed upon the receipt of a legal settlement during October of 1994.

Liquidity and Capital Resources

During the three months ended March 31, 1996, the net cash used by leasing and financing activities was $130,000, as compared to the net cash used by leasing and financing activities of $836,000 during the three months ended March 31, 1995. The use of cash during both periods was attributable to the decrease in accounts payable and accrued expenses. The decrease in accounts payable and accrued expenses is the result of the payment of liquidation fees payable to the General Partner.

      The distributions from joint ventures continues to be one of the primary sources of cash generated by the Partnership. Cash distributions from joint ventures decreased by $7,000 for the three months ended March 31, 1996, compared to the same period in 1995.

       As of March 31, 1996, the Partnership owned equipment held for lease with a purchase price of $807,000 and a net book value of $3,000, as compared to $2,388,000 and $0 at March 31, 1995, respectively. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

      The Limited Partners received their annual distributions of $2,228,000 during both the three months ended March 31, 1996 and 1995. As a result, the cumulative cash distributions to the Limited Partners are $75,915,000 and $73,687,000 at March 31, 1996 and 1995, respectively. The General Partner did not receive distributions during the three months ended March 31, 1996 and 1995.

      Distributions are made on an annual basis with a distribution date of January 15. The distribution made in January of 1996 was at approximately the same rate as January of 1995. The distribution to be made in January of 1997 has not yet been determined.

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

                                 March 31, 1996

                           Part II. Other Information.

Item 1.  Legal Proceedings.  Inapplicable.

Item 2.  Changes in Securities.  Inapplicable

Item 3.  Defaults Upon Senior Securities.  Inapplicable

Item 4.  Submission of Matters to a Vote of Securities Holders.  Inapplicable

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

                                          PHOENIX LEASING INCOME FUND VI
                                          ------------------------------
                                                   (Registrant)


        Date                      Title                        Signature
        ----                      -----                        ---------


    May 13, 1996         Chief Financial Officer,        /S/ PARITOSH K. CHOKSI
- ---------------------    Senior Vice President           -----------------------
                         and Treasurer of                (Paritosh K. Choksi)
                         Phoenix Leasing Incorporated
                         General Partner


    May 13, 1996         Senior Vice President,           /S/ BRYANT J. TONG
- ---------------------    Financial Operations             ----------------------
                         (Principal Accounting Officer)   (Bryant J. Tong)
                         Phoenix Leasing Incorporated
                         General Partner


    May 13, 1996         Senior Vice President of         /S/ GARY W. MARTINEZ
- ---------------------    Phoenix Leasing Incorporated     ----------------------
                         General Partner                  (Gary W. Martinez)


    May 13, 1996         Partnership Controller           /S/ MICHAEL K. ULYATT
- ---------------------    Phoenix Leasing Incorporated     ----------------------
                         General Partner                  (Michael K. Ulyatt)