Form 10-Q
period 1996-06-30
PHOENIX LEASING INCOME FUND VI
filed 1996-08-13
CIK 709995

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- -----  ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

- ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.


                         Commission File Number 0-12594
                                                -------


                         PHOENIX LEASING INCOME FUND VI
- --------------------------------------------------------------------------------
                                   Registrant

           California                                    94-2869603
- -------------------------------               ----------------------------------
      State of Jurisdiction                   I.R.S. Employer Identification No.

2401 Kerner Boulevard, San Rafael, California            94901-5527
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

                          Yes __X__            No _____

                                  Part I.  Financial Information
                                  ------------------------------
                                   Item 1.  Financial Statements
                                  PHOENIX LEASING INCOME FUND VI
                                          BALANCE SHEETS
                          (Amounts in Thousands Except for Unit Amounts)
                                            (Unaudited)

                                                      June 30,      December 31,
                                                        1996            1995
                                                        ----            ----
ASSETS

Cash and cash equivalents                             $   600          $ 2,708

Accounts receivable (net of allowance for
  losses on accounts receivable of $2
  and $22 at June 30, 1996 and December 31,
  1995, respectively)                                      28               30


Equipment on operating leases and held for
  lease (net of accumulated depreciation of
  $634 and $746 at June 30, 1996 and
  December 31, 1995, respectively)                          2                4

Investment in joint ventures                              338              415

Securities, available-for-sale                            119              121

Other assets                                               11                9
                                                      -------          -------

    Total Assets                                      $ 1,098          $ 3,287
                                                      =======          =======


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities

  Accounts payable and accrued expenses               $ 1,328          $ 1,471
                                                      -------          -------

    Total Liabilities                                   1,328            1,471
                                                      -------          -------

Partners' Capital (Deficit)

  General Partner                                         411              394

  Limited Partners, 320,000 units authorized
    and issued, 297,165  units outstanding at
    June 30, 1996 and December 31, 1995                  (671)           1,461

  Unrealized gains (losses) on
    available-for-sale securities                          30              (39)
                                                      -------          -------

    Total Partners' Capital (Deficit)                    (230)           1,816
                                                      -------          -------

    Total Liabilities and Partners'
      Capital (Deficit)                               $ 1,098          $ 3,287
                                                      =======          =======

                     The accompanying notes are an integral
                            part of these statements.

                         PHOENIX LEASING INCOME FUND VI
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                            Three Months Ended  Six Months Ended
                                                  June 30,          June 30,
                                               1996     1995      1996     1995
                                               ----     ----      ----     ----
INCOME

  Rental income                               $   4    $ 208     $  10    $ 311
  Equity in earnings from
    joint ventures, net                          69       81       121      144
  Interest income, notes receivable            --        308      --        308
  Gain on sale of securities                     19     --          19     --
  Other income                                   16       37        26       54
                                              -----    -----     -----    -----

    Total Income                                108      634       176      817
                                              -----    -----     -----    -----

EXPENSES

  Depreciation                                    1        2         2        5
  Lease related operating expenses             --          1         5        2
  Management fees to General Partner              6       99         6      106
  Provision for losses on receivables          --       (140)     --       (140)
  General and administrative expenses            23       42        50       72
                                              -----    -----     -----    -----

    Total Expenses                               30        4        63       45
                                              -----    -----     -----    -----

NET INCOME                                    $  78    $ 630     $ 113    $ 772
                                              =====    =====     =====    =====


NET INCOME PER LIMITED
  PARTNERSHIP UNIT                            $ .22    $1.81     $ .32    $2.21
                                              =====    =====     =====    =====

DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT                              $--      $--     $7.50    $7.50
                                              =====    =====     =====    =====

ALLOCATION OF NET INCOME:

  General Partner                             $  12    $  94     $  17    $ 116
  Limited Partners                               66      536        96      656
                                              -----    -----     -----    -----

                                              $  78    $ 630     $ 113    $ 772
                                              =====    =====     =====    =====


                     The accompanying notes are an integral
                            part of these statements.

                         PHOENIX LEASING INCOME FUND VI
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Six Months Ended
                                                                  June 30,
                                                              1996        1995
                                                              ----        ----
Operating Activities:
- ---------------------
  Net income                                                $   113     $   772
  Adjustments to reconcile net income to net cash
    used by operating activities:
      Depreciation                                                2           5
      Gain on sale of equipment                                  (1)        (41)
      Equity in earnings from joint ventures, net              (121)       (144)
      Provision for losses on accounts receivable              --             7
      Provision for losses on notes receivable                 --          (147)
      Gain on sale of securities                                (19)       --
      Decrease in accounts receivable                             2           3
      Decrease in accounts payable and accrued expenses        (143)     (1,190)
      Decrease (increase) in other assets                        (2)         21
                                                            -------     -------

  Net cash used by operating activities                        (169)       (714)
                                                            -------     -------

Investing Activities:
- ---------------------
  Principal payments, notes receivable                         --         1,139
  Proceeds from sale of equipment                                 1          41
  Proceeds from sale of securities                               89        --
  Distributions from joint ventures                             198         213
                                                            -------     -------

  Net cash provided by investing activities                     288       1,393
                                                            -------     -------

Financing Activities:
- ---------------------
  Distributions to partners                                  (2,227)     (2,229)
                                                            -------     -------

  Net cash used by financing activities                      (2,227)     (2,229)
                                                            -------     -------

Decrease in cash and cash equivalents                        (2,108)     (1,550)

Cash and cash equivalents, beginning of period                2,708       3,892
                                                            -------     -------

Cash and cash equivalents, end of period                    $   600     $ 2,342
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


Note 2.    Reclassification.

        Reclassification - Certain 1995 amounts have been reclassified to conform to the 1996 presentation.


Note 3.    Income Taxes.

        Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.


Note 4.    Net Income (Loss) and Distributions per Limited Partnership Unit.

        Net income and distributions per limited partnership unit were based on the limited partner's share of net income and distributions, and the weighted average number of units outstanding of 297,165 for the six month periods ended June 30, 1996 and 1995. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result the calculation of net income
(loss) and distributions per limited Partnership unit is not indicative of per unit income (loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 5.   Investment in  Joint Ventures.

Equipment Joint Ventures

        The aggregate combined statements of operations of the equipment joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                             1996      1995      1996      1995
                                             ----      ----      ----      ----
INCOME
Rental income                               $  735    $1,217    $1,407    $2,136
Gain on sale of equipment                      295       298       543       875
Other income                                    41        49        82       111
                                            ------    ------    ------    ------
        Total income                         1,071     1,564     2,032     3,122
                                            ------    ------    ------    ------

EXPENSES
Depreciation                                    84       113       173       460
Lease related  operating expenses              420       800       884     1,531
Management fees to General Partner              36        62        68       126
General and administrative expenses              2         4         5         9
                                            ------    ------    ------    ------
        Total expenses                         542       979     1,130     2,126
                                            ------    ------    ------    ------
Net income                                  $  529    $  585    $  902    $  996
                                            ======    ======    ======    ======

Financing Joint Ventures

        The aggregate combined statements of operations of the financing joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                           Three Months Ended   Six Months Ended
                                                 June 30,           June 30,
                                             1996      1995      1996      1995
                                             ----      ----      ----      ----
INCOME
Interest income - notes receivable            $  6      $ 21      $ 24      $ 48
Other income                                    16        62        18        66
                                              ----      ----      ----      ----
        Total income                            22        83        42       114
                                              ----      ----      ----      ----

EXPENSES
Management fees to General Partner            $  1      $  4      $  1      $  5
General and administrative expenses              2         5         7        12
                                              ----      ----      ----      ----
        Total expenses                           3         9         8        17
                                              ----      ----      ----      ----
Net income                                    $ 19      $ 74      $ 34      $ 97
                                              ====      ====      ====      ====

Foreclosed Cable Systems Joint Ventures

        The statements of operations of the foreclosed cable systems joint ventures is presented below:

                            STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                            1996       1995      1996      1995
                                            ----       ----      ----      ----
INCOME
Subscriber revenue                         $ --       $  174    $   54    $  343
Gain (adjustments to gain) on
  sale of cable system                        (35)      --       1,205      --
Other income                                    1          2        10         6
                                           ------     ------    ------    ------
        Total income                          (34)       176     1,269       349
                                           ------     ------    ------    ------

EXPENSES
Depreciation and amortization                --           38        13        77
Program services                             --           43        12        87
Management fees to an affiliate of
  the General Partner                           1          8       121        15
General and administrative expenses          --           47        46       102
Provision for losses on accounts
  receivable                                 --            2      --           3
                                           ------     ------    ------    ------
        Total expenses                          1        138       192       284
                                           ------     ------    ------    ------
Net income before taxes                       (35)        38     1,077        65
Income tax benefit                           --         --        --        --
                                           ------     ------    ------    ------
Net income                                 $  (35)    $   38    $1,077    $   65
                                           ======     ======    ======    ======

                         PHOENIX LEASING INCOME FUND VI

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        The Partnership reported a decrease in net income of $552,000 and $659,000 during the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The decrease in net income is primarily attributable to a decrease in interest income from notes receivable and rental income.

        Total revenues decreased by $526,000 and $641,000 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The decrease for both the three and six months ended June 30, 1996, compared to the prior year, is attributable to the absence of interest income from a note receivable, compared to interest income from notes receivable of $308,000 in 1995. The Partnership recognized interest income from a note receivable of $308,000 during the three months ended June 30, 1995 as a result of the Partnership receiving a settlement from its one remaining note receivable which was impaired. The amount received as the settlement was first applied towards the outstanding note receivable balance and the remainder was recognized as interest income.

        Due to the settlement received on the one remaining note receivable, the balance of the general allowance for losses on notes receivable was no longer necessary. As a result, the remaining balance of $147,000 was recognized as income which decreased total expenses for both the three and six months ended June 30, 1995.

        The settlement also caused management fees to the General Partner to increase for the three and six months ended June 30, 1995. Management fees for the three and six months ended June 30, 1996 decreased by $93,000 and $100,000, respectively, as compared to the same periods in 1995.

        The decline in rental income of $204,000 and $301,000 for the three and six months ended June 30, 1996, respectively, also contributed to the decline in total revenues for 1996. The reduction in rental income is attributable to the decrease in the equipment owned by the Partnership. At June 30, 1996, the Partnership owned equipment with an aggregate original cost of $837,000 as compared to $3,097,000 at June 30, 1995. The Partnership is currently in a liquidation phase. As a result, the equipment portfolio will continue to decline as the Partnership continues to liquidate its remaining equipment as it comes off lease.

        Rental income for the three and six months ended June 30, 1995 was higher than usual due to the recognition of prepaid rent that had previously been recorded as a liability. During the quarter ended June 30, 1995, it was determined that these payments were no longer a liability and the amount was subsequently recognized as rental income. No such event has occurred during 1996.

        The Partnership reported a gain on sale of securities of $19,000 for the three and six months ended June 30, 1996. This gain on sale of securities is attributable to the Partnership selling a portion of its investment in Storage Technology Corporation common stock, receiving proceeds from the sale of $89,000.

Joint Ventures

        The Partnership has made investments in various equipment and financing joint ventures along with other affiliated partnerships managed by the General Partner for the purpose of spreading the risk of investing in certain equipment leasing and financing transactions. These joint ventures are not currently making any significant additional investments in new equipment leasing or financing transactions. As a result, the earnings and cash flow from such investments are anticipated to continue to decline as the portfolios are re-leased at lower rental rates and eventually liquidated. Earnings from joint ventures decreased by $12,000 and $23,000 during the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995.

Liquidity and Capital Resources

        During the six months ended June 30, 1996, the net cash used by leasing and financing activities was $169,000, as compared to the net cash provided by leasing and financing activities of $425,000 during 1995. The decrease in cash generated for the six months ended June 30, 1996 is due to the absence of principal payments from notes receivable. During the six months ended June 30, 1995, the Partnership received a settlement from its one remaining outstanding note receivable.

        The distributions from joint ventures continues to be one of the primary sources of cash generated by the Partnership. Cash distributions from joint ventures were $198,000 for the six months ended June 30, 1996 and $213,000 for the six months ended June 30, 1995. The slight decrease in distributions for the six months ended June 30, 1996, as compared to 1995, is attributable to the closure of one joint venture during the three months ended June 30, 1995, as well as, the decrease in rental receipts from several joint ventures. The decrease in rental receipts is a result of equipment being re-leased at lower rental rates and equipment being sold.

         As of June 30, 1996, the Partnership owned equipment held for lease with a purchase price of $679,000 and a net book value of $2,000, as compared to $2,382,000 and $0 at June 30, 1995, respectively. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

        The Limited Partners received their annual distribution of $2,227,000 and $2,229,000 during the six months ended June 30, 1996 and 1995, respectively. As a result, the cumulative cash distributions to the Limited Partners are $75,915,000 and $73,687,000 at June 30, 1996 and 1995, respectively. The General
Partner did not receive distributions during the six months ended June 30, 1996 and 1995.

        Distributions are made on an annual basis with a distribution date of January 15. The distribution made in January of 1996 was at approximately the same rate as January of 1995. The amount of the distribution to be made in January of 1997 has not yet been determined.

        As the Partnership's asset portfolio continues to decline as a result of the on-going liquidation of assets, it is expected that the cash generated from operations will also decline. Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's on-going operational expenses.

                         PHOENIX LEASING INCOME FUND VI

                                  June 30, 1996

                           Part II. Other Information.
                                    ------------------

Item 1.    Legal Proceedings.  Inapplicable.

Item 2.    Changes in Securities.  Inapplicable

Item 3.    Defaults Upon Senior Securities.  Inapplicable

Item 4.    Submission of Matters to a Vote of Securities Holders.  Inapplicable

Item 5.    Other Information.  Inapplicable

Item 6.    Exhibits and Reports on 8-K:

           a)  Exhibits:  None

           b)  Reports on 8-K:  None

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PHOENIX LEASING INCOME FUND VI
                                             ------------------------------
                                                      (Registrant)

      Date                    Title                             Signature
      ----                    -----                             ---------


August 13, 1996        Chief Financial Officer,           /S/ PARITOSH K. CHOKSI
- ---------------        Senior Vice President              ----------------------
                       and Treasurer of                   (Paritosh K. Choksi)
                       Phoenix Leasing Incorporated
                       General Partner


August 13, 1996        Senior Vice President,             /S/ BRYANT J. TONG
- ---------------        Financial Operations               ----------------------
                       (Principal Accounting Officer)     (Bryant J. Tong)
                       Phoenix Leasing Incorporated
                       General Partner


August 13, 1996        Partnership Controller            /S/ MICHAEL K. ULYATT
- ---------------        Phoenix Leasing Incorporated      -----------------------
                       General Partner                   (Michael K. Ulyatt)