Form 10-Q
period 1996-09-30
PHOENIX LEASING INCOME FUND VI
filed 1996-11-13
CIK 709995

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

               For the transition period from ________ to________.


                         Commission File Number 0-12594
                                                -------

                         PHOENIX LEASING INCOME FUND VI
--------------------------------------------------------------------------------
                                   Registrant

        California                                         94-2869603
-----------------------                       ----------------------------------
  State of Jurisdiction                       I.R.S. Employer Identification No.

2401 Kerner Boulevard, San Rafael, California              94901-5527
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

                               Yes _X_           No___

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                         PHOENIX LEASING INCOME FUND VI
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                     September 30,  December 31,
                                                         1996           1995
                                                         ----           ----
ASSETS

Cash and cash equivalents                               $   627       $ 2,708

Accounts receivable (net of allowance for losses
   on accounts receivable of $11 and $22 at
   September 30, 1996 0and December 31, 1995,
   respectively)                                              7            30


Equipment on operating leases and held for lease
   (net of accumulated depreciation of $635 and
   $746 at September 30, 1996 and December 31,
   1995, respectively)                                        1             4

Investment in joint ventures                                317           415

Securities, available-for-sale                              110           121

Other assets                                                 12             9
                                                        -------       -------

     Total Assets                                       $ 1,074       $ 3,287
                                                        =======       =======


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                $ 1,289       $ 1,471
                                                        -------       -------

     Total Liabilities                                    1,289         1,471
                                                        -------       -------

Partners' Capital (Deficit)

   General Partner                                          414           394

   Limited  Partners, 320,000 units authorized
     and issued, 297,165 units outstanding at
     September 30, 1996 and December 31, 1995              (650)        1,461

   Unrealized gains (losses) on available-for-sale
     securities                                              21           (39)
                                                        -------       -------

     Total Partners' Capital (Deficit)                     (215)        1,816
                                                        -------       -------

     Total Liabilities and Partners' Capital (Deficit)  $ 1,074       $ 3,287
                                                        =======       =======

                     The accompanying notes are an integral
                            part of these statements.

                         PHOENIX LEASING INCOME FUND VI
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                          Three Months Ended  Nine Months Ended
                                             September 30,      September 30,
                                            1996      1995      1996     1995
                                            ----      ----      ----     ----
INCOME

   Rental income                           $   8     $  34     $  17     $ 346
   Equity in earnings from joint
     ventures, net                            54        86       176       229
   Interest income, notes receivable        --        --        --         308
   Gain on sale of securities               --        --          19      --
   Other income                                8        36        35        90
                                           -----     -----     -----     -----

     Total Income                             70       156       247       973
                                           -----     -----     -----     -----

EXPENSES

   Depreciation                                1         2         3         7
   Lease related operating expenses            1         1         5         1
   Management fees to General Partner       --           4         6       110
   Provision for losses on receivables        19         3        19      (137)
   General and administrative expenses        25        20        77        94
                                           -----     -----     -----     -----

     Total Expenses                           46        30       110        75
                                           -----     -----     -----     -----

NET INCOME                                 $  24     $ 126     $ 137     $ 898
                                           =====     =====     =====     =====


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                        $ .07     $ .36     $ .39     $2.57
                                           =====     =====     =====     =====

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                        $  --     $  --     $7.50     $7.50
                                           =====     =====     =====     =====

ALLOCATION OF NET INCOME:

   General Partner                         $   3     $  19     $  20     $ 135
   Limited Partners                           21       107       117       763
                                           -----     -----     -----     -----

                                           $  24     $ 126     $ 137     $ 898
                                           =====     =====     =====     =====


                     The accompanying notes are an integral
                            part of these statements.

                         PHOENIX LEASING INCOME FUND VI
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Nine Months Ended
                                                                September 30,
                                                              1996        1995
                                                              ----        ----
Operating Activities:
   Net income                                               $   137     $   898
   Adjustments to reconcile net income to net cash
     used by operating activities:
       Depreciation                                               3           7
       Gain on sale of equipment                                 (2)        (42)
       Equity in earnings from joint ventures, net             (176)       (229)
       Provision for losses on accounts receivable               19          10
       Provision for losses on notes receivable                --          (147)
       Gain on sale of securities                               (19)       --
       Decrease in accounts receivable                            4           7
       Decrease in accounts payable and accrued expenses       (182)     (1,258)
       Decrease (increase) in other assets                       (3)         30
                                                            -------     -------

   Net cash used by operating activities                       (219)       (724)
                                                            -------     -------

Investing Activities:
   Principal payments, notes receivable                        --         1,139
   Proceeds from sale of equipment                                2          42
   Proceeds from sale of securities                              90        --
   Distributions from joint ventures                            274         394
                                                            -------     -------

   Net cash provided by investing activities                    366       1,575
                                                            -------     -------

Financing Activities:
   Distributions to partners                                 (2,228)     (2,228)
                                                            -------     -------

   Net cash used by financing activities                     (2,228)     (2,228)
                                                            -------     -------

Decrease in cash and cash equivalents                        (2,081)     (1,377)

Cash and cash equivalents, beginning of period                2,708       3,892
                                                            -------     -------

Cash and cash equivalents, end of period                    $   627     $ 2,515
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


Note 4.  Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partner's share of net income and distributions, and the weighted average number of units outstanding of 297,165 for the nine month periods ended September 30, 1996 and 1995. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result the calculation of net income
(loss) and distributions per limited Partnership unit is not indicative of per unit income (loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 5. Investment in  Joint Ventures.

Equipment Joint Ventures

         The aggregate combined statements of operations of the equipment joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                         1996       1995       1996       1995
                                         ----       ----       ----       ----
INCOME
Rental income                           $  631     $1,064     $2,038     $3,200
Gain on sale of equipment                  159        397        702      1,273
Other income                                32        572        114        683
                                        ------     ------     ------     ------
         Total income                      822      2,033      2,854      5,156
                                        ------     ------     ------     ------

EXPENSES
Depreciation                                81        629        254      1,089
Lease related  operating expenses          283        710      1,167      2,241
Management fees to General Partner          33         94        101        220
General and administrative expenses          3          3          8         13
                                        ------     ------     ------     ------
         Total expenses                    400      1,436      1,530      3,563
                                        ------     ------     ------     ------
Net income                              $  422     $  597     $1,324     $1,593
                                        ======     ======     ======     ======

Financing Joint Ventures

         The aggregate combined statements of operations of the financing joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                        Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                          1996       1995       1996       1995
                                          ----       ----       ----       ----
INCOME
Interest income - notes receivable        $  9       $ 14       $ 33       $ 62
Other income                                 6          7         23         74
                                          ----       ----       ----       ----
         Total income                       15         21         56        136
                                          ----       ----       ----       ----

EXPENSES
Management fees to General Partner        $  1       $  2       $  2       $  7
General and administrative expenses          2          3          9         15
                                          ----       ----       ----       ----
         Total expenses                      3          5         11         22
                                          ----       ----       ----       ----
Net income                                $ 12       $ 16       $ 45       $114
                                          ====       ====       ====       ====

Foreclosed Cable Systems Joint Ventures

         The statements of operations of the foreclosed cable systems joint ventures is presented below:

                            STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                         1996       1995       1996       1995
                                         ----       ----       ----       ----
INCOME
Subscriber revenue                      $ --       $  166     $   54     $  509
Gain (adjustments to gain) on
   sale of cable system                      3       --        1,205       --
Other income                              --            3         10          9
                                        ------     ------     ------     ------
         Total income                        3        169      1,269        518
                                        ------     ------     ------     ------

EXPENSES
Depreciation and amortization             --           39         13        115
Program services                          --           48         12        135
Management fees to an affiliate of
  the General Partner                     --            8        121         23
General and administrative expenses       --           42         44        144
Provision for losses on accounts
  receivable                              --            2       --            5
                                        ------     ------     ------     ------
         Total expenses                   --          139        190        422
                                        ------     ------     ------     ------
Net income                              $    3     $   30     $1,079     $   96
                                        ======     ======     ======     ======

                         PHOENIX LEASING INCOME FUND VI

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         The Partnership reported net income of $24,000 and $137,000 during the three and nine months ended September 30, 1996, respectively, compared to net income of $126,000 and $898,000 during the three and nine months ended September 30, 1995. The decrease in net income during both periods is primarily attributable to a decrease in revenues.

         Total revenues decreased by $86,000 and $726,000 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The decrease for both the three and nine months ended September 30, 1996, compared to the prior year, is attributable to declines in rental income and earnings from joint ventures. In addition, during the nine months ended September 30, 1996, the absence of interest income from a note receivable, compared to interest income from notes receivable of $308,000 in 1995 contributed to the decline in total revenues. The Partnership recognized interest income from a note receivable of $308,000 during the nine months ended September 30, 1995 as a result of the Partnership receiving a settlement from its one remaining note receivable which was impaired. The amount received as the settlement was first applied towards the outstanding note receivable balance and the remainder was recognized as interest income.

         Due to the settlement received on the one remaining note receivable, the balance of the general allowance for losses on notes receivable was no longer necessary. As a result, the remaining balance of $147,000 was recognized as income which decreased total expenses for both the nine months ended September 30, 1995. The settlement also caused management fees to the General Partner to be higher for the nine months ended September 30, 1995.

         The decline in rental income of $26,000 and $329,000 for the three and nine months ended September 30, 1996, respectively, also contributed to the decline in total revenues for 1996. The reduction in rental income is attributable to the decrease in the equipment owned by the Partnership. At September 30, 1996, the Partnership owned equipment with an aggregate original cost of $836,000 as compared to $2,774,000 at September 30, 1995. The Partnership is currently in a liquidation phase. As a result, the equipment portfolio will continue to decline as the Partnership continues to liquidate its remaining equipment as it comes off lease.

         The Partnership reported a gain on sale of securities of $19,000 for the nine months ended September 30, 1996. This gain on sale of securities is attributable to the Partnership selling a portion of its investment in Storage Technology Corporation common stock, receiving proceeds from the sale of $90,000.

Joint Ventures

         The Partnership has made investments in various equipment and financing joint ventures along with other affiliated partnerships managed by the General Partner for the purpose of spreading the risk of investing in certain equipment leasing and financing transactions. These joint ventures are not currently making any significant additional investments in new equipment leasing or financing transactions. As a result, the earnings and cash flow from such investments are anticipated to continue to decline as the portfolios are re-leased at lower rental rates and the equipment is liquidated. Earnings from joint ventures decreased by $32,000 and $53,000 during the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995.

Liquidity and Capital Resources

         During the nine months ended September 30, 1996, the net cash used by leasing and financing activities was $219,000, as compared to the net cash provided by leasing and financing activities of $415,000 during 1995. The decrease in cash generated for the nine months ended September 30, 1996 is due to the absence of principal payments from notes receivable. During the nine months ended September 30, 1995, the Partnership received a settlement from its one remaining outstanding note receivable.

         The distributions from joint ventures continues to be one of the primary sources of cash generated by the Partnership. Cash distributions from joint ventures were $274,000 for the nine months ended September 30, 1996 and $394,000 for the nine months ended September 30, 1995. The slight decrease in distributions for the nine months ended September 30, 1996, as compared to 1995, is attributable to the closure of one joint venture during 1995, as well as, the decrease in rental receipts from several other joint ventures. The decrease in rental receipts is a result of equipment being re-leased at lower rental rates and equipment being sold.

          As of September 30, 1996, the Partnership owned equipment held for lease with a purchase price of $685,000 and a net book value of $1,000, as compared to $2,096,000 and $0 at September 30, 1995, respectively. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

         The limited partners received their annual distribution of $2,228,000 during both the nine months ended September 30, 1996 and 1995. As a result, the cumulative cash distributions to the limited partners are $75,915,000 and $73,687,000 at September 30, 1996 and 1995, respectively. The General Partner did not receive distributions during the nine months ended September 30, 1996 and 1995.

         The Partnership will reach the end of its term on December 31, 1997, at which time it will liquidate its remaining assets and make a final distribution to partners of the excess cash, if any. The Partnership currently does not anticipate making any further distribution to partners until the termination of the Partnership.

         As the Partnership's asset portfolio continues to decline as a result of the on-going liquidation of assets, it is expected that the cash generated from operations will also decline. Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's on-going operational expenses.

                         PHOENIX LEASING INCOME FUND VI

                               September 30, 1996

                           Part II. Other Information.
                           ---------------------------

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

                                           PHOENIX LEASING INCOME FUND VI
                                           ------------------------------
                                                     (Registrant)

      Date                         Title                        Signature
      ----                         -----                        ---------

November 12, 1996        Chief Financial Officer,        /S/ PARITOSH K. CHOKSI
-----------------        Senior Vice President           ----------------------
                         and Treasurer of               (Paritosh K. Choksi)
                         Phoenix Leasing Incorporated
                         General Partner


November 12, 1996        Senior Vice President,          /S/ BRYANT J. TONG
-----------------        Financial Operations            -----------------------
                         (Principal Accounting Officer) (Bryant J. Tong)
                         Phoenix Leasing Incorporated
                         General Partner


November 12, 1996        Senior Vice President of        /S/ GARY W. MARTINEZ
-----------------        Phoenix Leasing Incorporated    -----------------------
                         General Partner                (Gary W. Martinez)


November 12, 1996        Partnership Controller          /S/ MICHAEL K. ULYATT
-----------------        Phoenix Leasing Incorporated    -----------------------
                         General Partner                (Michael K. Ulyatt)