Form 10-K
period 1996-12-31
PHOENIX LEASING INCOME FUND VI
filed 1997-03-27
CIK 709995

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996       Commission File Number 0-12594

                         PHOENIX LEASING INCOME FUND VI
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          California                                     94-2869603
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

2401 Kerner Boulevard, San Rafael, California             94901-5527
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:     (415) 485-4500
                                                         -------------
Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_      No ___

As of December 31, 1996, 297,165 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1996.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                         PHOENIX LEASING INCOME FUND VI

                          1996 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                          Page

                                     PART I

Item 1.       Business..............................................        3
Item 2.       Properties............................................        4
Item 3.       Legal Proceedings.....................................        4
Item 4.       Submission of Matters to a Vote of Security Holders...        4


                                     PART II

Item 5.       Market for the Registrant's Securities and Related
              Security Holder Matters...............................        5
Item 6.       Selected Financial Data...............................        5
Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................        6
Item 8.       Financial Statements and Supplementary Data...........        8
Item 9.       Disagreements on Accounting and Financial Disclosure
              Matters...............................................       25


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant....       25
Item 11.      Executive Compensation................................       26
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management............................................       26
Item 13.      Certain Relationships and Related Transactions........       26


                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on
              Form 8-K..............................................       27


Signatures..........................................................       28

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

         From the initial formation of the Partnership through December 31, 1996, the total investments in equipment leases and financing transactions (loans), including the Partnership's pro rata interest in investments made by joint ventures, approximate $162,669,000. The average initial firm term of contractual payments from equipment subject to lease was 28 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 3.37%. The average initial firm term of contractual payments from loans was 74 months.

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

Other.

         A brief description of the type of assets in which the Partnership has invested as of December 31, 1996, together with information concerning the uses of assets is set forth in Item 2.

Item 2.       Properties.

         The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in leases and loans either directly or through its investment in joint ventures.

         As of December 31, 1996, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $3,949,000. The equipment and loans have been made to customers located throughout the United States. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in joint ventures, at December 31, 1996.

                                                             Percentage of
      Asset Types                       Purchase Price(1)     Total Assets
      -----------                       -----------------     ------------
                                     (Amounts in Thousands)
Financing of Solar Systems                   $1,896                 48%
Reproduction Equipment                        1,526                 39
Small Computer Systems                          527                 13
                                             ------                ---

TOTAL                                        $3,949                100%
                                             ======                ===

(1) These amounts include the Partnership's pro rata interest in equipment joint ventures of $1,467,000 and financing joint ventures of $1,896,000 at December 31, 1996.


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

         (b)  Approximate Number of Equity Security Investments:

                                                     Number of Unit Holders
                   Title of Class                    as of December 31, 1996
         ----------------------------------          -----------------------

         Limited Partners                                     11,962


Item 6.       Selected Financial Data.

                                                         1996          1995         1994           1993        1992
                                                         ----          ----         ----           ----        ----
                                                             (Amounts in Thousands Except for Per Unit Amounts)
Total Income                                          $    310      $  1,121     $  1,738        $   909     $ 2,652

Net Income (Loss)                                          180         1,007        1,351            (28)       (264)

Total Assets                                             1,109         3,287        5,792          8,679      10,452

Distributions to Partners                                2,228         2,228        2,228          2,229       2,229

Net Income (Loss) per Limited Partnership Unit(1)          .51          2.88         3.88           (.09)      (1.49)

Distributions per Limited Partnership Unit                7.50          7.50         7.50           7.50        7.50

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

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing Income Fund VI (the Partnership) reported net income of $180,000 for the year ended December 31, 1996, compared to net income of $1,007,000 and $1,351,000 for the years ended December 31, 1995 and 1994, respectively. The decrease in net income during 1996, compared to 1995, is primarily attributable to a decrease in total revenues. The decrease in net income during 1995, compared to 1994, was attributable to decreases in rental and settlement income, partially offset by an increase in interest income from notes receivable.

         Total revenues decreased by $811,000 for the year ended December 31, 1996 as compared to 1995, and decreased by $617,000 during 1995 as compared to the previous year. The decrease in revenues for 1996, as compared to 1995, is attributable to a decline in rental income and the absence of interest income from notes receivable.

         The decline in rental income of $381,000 and $121,000 for the years ended December 31, 1996 and 1995, as compared to their respective prior year, is due to the decrease in equipment owned by the Partnership. At December 31, 1996, the Partnership owned equipment with an aggregate original cost of $587,000 as compared to $1,045,000 at December 31, 1995. The Partnership is currently in a liquidation phase, and as a result, the equipment portfolio will continue to decline as the Partnership continues to liquidate its remaining equipment as it comes off lease.

         The absence of interest income from notes receivable during 1996 is a result of the Partnership receiving a payoff on its last remaining note receivable, which was also considered to be impaired, during the year ended
December 31, 1995. In 1995, the Partnership recognized interest income from notes receivable totaling $331,000. A majority of this interest income was attributable to the payoff received during the second quarter of 1995. The Partnership received $1,416,000 as the payoff of which $1,108,000 was applied towards the outstanding note receivable and $308,000 was recognized as interest income. In addition, the balance of the general allowance for losses on notes receivable of $146,000 was reversed and recognized as income.

         The payoff from the Partnership's last remaining note receivable also contributed to the increase in management fees to the General Partner for the year ended December 31, 1995. Management fees are recognized on the gross revenues of the Partnership.

         The decline in total revenues of $617,000 for the year ended December 31, 1995, as compared to 1994 was primarily due to the absence of settlement income as compared to settlement income of $754,000 in 1994. The settlement income recognized during 1994 was composed of cash, common stock, receivables, assigned rents from a pool of leased equipment, and credits for goods and services. The settlement income consisted of settlements from two manufacturers of equipment that the Partnership had entered into contractual agreements for the purchase of leased equipment.

         Inflation affects the Partnership in relation to the current cost of equipment placed on lease and the residual values realized when the equipment comes off-lease and is sold. During the last several years inflation has been low, thereby having very little impact upon the investments of the Partnership.

Joint Ventures

         The Partnership has made investments in various equipment and financing joint ventures along with other affiliated partnerships managed by the General Partner for the purpose of spreading the risk of investing in certain equipment leasing and financing transactions. These joint ventures are not currently making any significant additional investments in new equipment leasing or financing transactions. As a result, the earnings and cash flow from such investments are anticipated to continue to decline as the portfolios are re-leased at lower rental rates and eventually liquidated. Earnings from joint ventures decreased by $47,000 during 1996 as compared to 1995 and increased by $26,000 during 1995 as compared to 1994. The decrease in earnings from joint ventures for year ended December 31, 1996, as compared to 1995, is attributable to declines in rental income and gain on sale of equipment in several equipment joint ventures. The increase in earnings during 1995 was due to the earnings from an investment in a new joint venture that was formed upon the receipt of a legal settlement during October of 1994.

Liquidity and Capital Resources

         During the year ended December 31, 1996, the net cash used by leasing and financing activities was $255,000, as compared to the net cash provided by leasing and financing activities of $471,000 and $1,013,000 during 1995 and 1994, respectively. The decrease in cash generated for the year ended December

31, 1996 is due to the absence of principal payments from notes receivable. During the year ended December 31, 1995, the Partnership received a payoff of $1,416,000 from its one remaining outstanding note receivable which contributed to increasing the net cash provided by leasing and financing activities for that year. This was partially offset by a decrease in accounts payable due to the payment of liquidation fees payable to the General Partner.

         The distributions from joint ventures continue to be one of the primary sources of cash generated by the Partnership. Cash distributions from joint ventures were $352,000, $530,000 and $279,000 for the year ended December 31, 1996, 1995 and 1994, respectively. The decrease in distributions for the year ended December 31, 1996, as compared to 1995, is attributable to the closure of four joint ventures during 1995, as well as the decrease in rental receipts for several other joint ventures.

         The increase in distributions from joint ventures for the year ended December 31, 1995, compared to 1994, was primarily due to a new investment made in a new joint venture during October of 1994. In addition, one equipment joint venture experienced an increase in cash available as a result of a decline in lease related operating expenses.

          The Partnership owned equipment held for lease with a purchase price of $437,000, $499,000 and $2,702,000, and a net book value of $0, $0 and $0 at
December 31, 1996, 1995 and 1994, respectively. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

         During the year ended December 31, 1996, the Partnership sold a portion of its investment in common stock receiving proceeds of $90,000.

         The Limited Partners received their annual distributions of $2,228,000 for the years ended December 31, 1996, 1995 and 1994. As a result, the cumulative cash distributions to the Limited Partners are $75,915,000, $73,687,000 and $71,459,000 at December 31, 1996, 1995 and 1994, respectively.
The General Partner did not receive distributions during the years ended December 31, 1996, 1995 and 1994.

         The Partnership will reach the end of its term on December 31, 1997, at which time it will liquidate its remaining assets and make a final distribution to partners of the excess cash, if any. The Partnership currently does not anticipate making any further distribution to partners until the termination of the Partnership.

         As the Partnership's asset portfolio continues to decline as a result of the on-going liquidation of assets, it is expected that the cash generated from operations will also decline. Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's on-going operational expenses. It's the General Partner's intention to continue the Partnership's payments of liquidation fees only to the extent of cash available for such payments after taking into consideration the Partnership's cash requirements to cover its operating costs over the next year.

         Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ from those anticipated by some of the statements made above. Limited Partners are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Partnership's plans are subject to change at any time at the discretion of the General Partner of the Partnership, (ii) future technological developments in the industry in which the Partnership operates, (iii) competitive pressure on pricing or services, (iv) substantial customer defaults or cancellations, (v) changes in business conditions and the general economy, (vi) changes in government regulations affecting the Partnership's core businesses and (vii) the ability of the Partnership to sell its remaining assets.

               Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         PHOENIX LEASING INCOME FUND VI

                          YEAR ENDED DECEMBER 31, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Phoenix Leasing Income Fund VI:

We have audited the accompanying balance sheets of Phoenix Leasing Income Fund VI (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Leasing Income Fund VI as of December 31, 1996 and 1995, and the results of its operations, and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

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



San Francisco, California,                                 ARTHUR ANDERSEN LLP
  January 17, 1997

                         PHOENIX LEASING INCOME FUND VI
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)


                                                               December 31,
                                                             1996         1995
                                                             ----         ----
ASSETS

Cash and cash equivalents                                  $   670      $ 2,708

Accounts  receivable  (net of allowance for
   losses on accounts  receivable of $8
   and $22 at December 31, 1996 and 1995,
   respectively)                                                 7           30

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $423 and
   $746 at December 31, 1996 and 1995, respectively)          --              4

Investment in joint ventures                                   276          415

Securities, available-for-sale                                 149          121

Other assets                                                     7            9
                                                           -------      -------

     Total Assets                                          $ 1,109      $ 3,287
                                                           =======      =======


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:

   Accounts payable and accrued expenses                   $   134      $   203

   Liquidation fees payable to General Partner               1,108        1,268
                                                           -------      -------

     Total Liabilities                                       1,242        1,471
                                                           -------      -------

Partners' Capital:

   General Partner                                             421          394

   Limited Partners, 320,000 units authorized
     and issued, 297,165 units outstanding at
     December 31, 1996 and 1995                               (615)       1,460

   Unrealized gains (losses) on available-for-sale
     securities                                                 61          (38)
                                                           -------      -------

     Total Partners' Capital (Deficit)                        (133)       1,816
                                                           -------      -------

     Total Liabilities and Partners' Capital (Deficit)     $ 1,109      $ 3,287
                                                           =======      =======

                     The accompanying notes are an integral
                            part of these statements.

                         PHOENIX LEASING INCOME FUND VI
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)


                                                For the Years Ended December 31,
                                                   1996       1995       1994
                                                   ----       ----       ----

INCOME

   Rental income                                 $    22    $   403     $   524

   Equity in earnings from joint ventures, net       213        260         234

   Interest income, notes receivable                --          331        --

   Settlement                                       --         --           754

   Other income                                       75        127         226
                                                 -------    -------     -------

     Total Income                                    310      1,121       1,738
                                                 -------    -------     -------


EXPENSES

   Depreciation                                        3          9          92

   Lease related operating expenses                    5          2          41

   Management fees to General Partner                  8        116          73

   Provision for (recovery of) losses
     on receivables                                   19       (136)        (58)

   General and administrative expenses                95        123         239
                                                 -------    -------     -------

     Total Expenses                                  130        114         387
                                                 -------    -------     -------


NET INCOME                                       $   180    $ 1,007     $ 1,351
                                                 =======    =======     =======

NET INCOME PER LIMITED PARTNERSHIP UNIT          $   .51    $  2.88     $  3.88
                                                 =======    =======     =======


ALLOCATION OF NET INCOME:
   General Partner                               $    27    $   151     $   199

   Limited Partners                                  153        856       1,152
                                                 -------    -------     -------

                                                 $   180    $ 1,007     $ 1,351
                                                 =======    =======     =======

                     The accompanying notes are an integral
                            part of these statements.



                                  PHOENIX LEASING INCOME FUND VI
                            STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                          (Amounts in Thousands Except for Unit Amounts)

                                                General                         Unrealized
                                               Partner's     Limited Partners'     Gains       Total
                                                 Amount     Units      Amount    (Losses)      Amount
                                                 ------     -----      ------    --------      ------
Balance, December 31, 1993                      $    44    297,165    $ 3,908     $  --       $ 3,952

Distributions to partners ($7.50 per limited
   partnership unit)                               --         --       (2,228)       --        (2,228)

Unrealized losses on available-for-sale
   securities                                      --         --         --           (30)        (30)

Net income                                          199       --        1,152        --         1,351
                                                -------    -------    -------     -------     -------

Balance, December 31, 1994                          243    297,165      2,832         (30)      3,045

Distributions to partners ($7.50 per limited
   partnership unit)                               --         --       (2,228)       --        (2,228)

Change in unrealized losses on available-
   for-sale securities                             --         --         --            (8)         (8)

Net income                                          151       --          856        --         1,007
                                                -------    -------    -------     -------     -------

Balance, December 31, 1995                          394    297,165      1,460         (38)      1,816

Distributions to partners ($7.50 per limited
   partnership unit)                               --         --       (2,228)       --        (2,228)

Change in unrealized gains on available-
   for-sale securities                             --         --         --            99          99

Net income                                           27       --          153        --           180
                                                -------    -------    -------     -------     -------

Balance, December 31, 1996                      $   421    297,165    $  (615)    $    61     $  (133)
                                                =======    =======    =======     =======     =======

                                 The accompanying notes are an integral
                                       part of these statements.

                                                                                        Page 13 of 29

                                    PHOENIX LEASING INCOME FUND VI
                                       STATEMENTS OF CASH FLOWS
                                        (Amounts in Thousands)

                                                                      For the Years Ended December 31,
                                                                       1996         1995         1994
                                                                       ----         ----         ----
Operating Activities:
   Net income                                                        $   180      $ 1,007      $ 1,351

   Adjustments to reconcile net income to net
     cash used by operating activities:
       Depreciation                                                        3            9           92
       Gain on sale of equipment                                          (2)         (43)         (30)
       Equity in earnings from joint ventures, net                      (213)        (260)        (234)
       Provision for (recovery of) losses on accounts receivable          19           10          (19)
       Recovery of early termination, financing leases                  --           --            (39)
       Recovery of losses on note receivable                            --           (146)        --
       Settlements                                                      --           --           (437)
       Gain on sale of securities                                        (19)        --            (35)
       Decrease in accounts receivable                                     4            8           80
       Decrease in accounts payable and
         accrued expenses                                               (229)      (1,276)      (1,980)
       Decrease in other assets                                            2           24         --
                                                                     -------      -------      -------

   Net cash used by operating activities                                (255)        (667)      (1,251)
                                                                     -------      -------      -------

Investing Activities:
   Principal payments, financing leases                                 --           --            145
   Principal payments, notes receivable                                 --          1,138           93
   Proceeds from sale of equipment                                         3           43           35
   Proceeds from sale of securities                                       90         --             50
   Distributions from joint ventures                                     352          530          279
   Purchase of equipment                                                --           --           (294)
   Investment in joint ventures                                         --           --            (22)
   Investment in securities                                             --           --            (15)
                                                                     -------      -------      -------

   Net cash provided by investing activities                             445        1,711          271
                                                                     -------      -------      -------

Financing Activities:
   Distributions to partners                                          (2,228)      (2,228)      (2,228)
                                                                     -------      -------      -------

   Net cash used by financing activities                              (2,228)      (2,228)      (2,228)
                                                                     -------      -------      -------

Decrease in cash and cash equivalents                                 (2,038)      (1,184)      (3,208)
Cash and cash equivalents, beginning of period                         2,708        3,892        7,100
                                                                     -------      -------      -------

Cash and cash equivalents, end of period                             $   670      $ 2,708      $ 3,892
                                                                     =======      =======      =======

                               The accompanying notes are an integral
                                     part of these statements.

                         PHOENIX LEASING INCOME FUND VI

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


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

         For financial reporting purposes, the Partnership began to recognize the liquidation fee in the second year of operations when the General Partner began its activities of liquidating portions of the equipment portfolio. The original firm terms of the initial leases (generally 24 months) began to expire at this point in time. The present value of the liquidation fee is recognized using the interest method and accreted to the face amount over a period of approximately eight years in order to properly match the liquidation fee expense with the activities of the General Partner in connection with ongoing portfolio liquidation. The liquidation fees have been fully accrued as of December 31, 1992. The Partnership began to pay the liquidation fees to the General Partner in 1990. It's the General Partner's intention to continue the Partnership's payments of liquidation fees only to the extent of cash available for such payments after taking into consideration the Partnership's cash requirements to cover its operating costs over the remaining life of the partnership.

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

         Credit and Collateral. The Partnership's activities have been concentrated in the equipment leasing and financing industry. A credit evaluation is performed by the General Partner for all leases and loans made, with the collateral requirements determined on a case-by-case basis.

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

         Investment in Available-for-Sale Securities. The Partnership has investments in stock and stock warrants in public companies that have been determined to be available for sale. Available-for-sale securities are stated at their fair market value, with the unrealized gains and losses reported in a separate component of partners' capital.

         Cash and Cash Equivalents. Cash and cash equivalents include deposits at banks, investments in money market funds and other highly liquid short-term investments with original maturities of less than 90 days.

         Non Cash Investing Activities. During the year ended December 31, 1995, the Partnership received a final distribution of available for sale securities from one of its investments in equipment joint ventures. The market value of these securities at the distribution date was $13,000.

         Financial Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Statement No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. At January 1, 1996, the adoption of Statement No. 121 did not materially impact the Partnership's financial position or results of operations.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassification. Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

Note 3.       Accounts Receivable.

         Accounts receivable consist of the following at December 31:

                                                           1996      1995
                                                           ----      ----
                                                      (Amounts in Thousands)


Lease payments                                             $ 15      $ 49
General Partner and affiliates                              --          3
                                                           ----      ----
                                                             15        52
Less:  allowance for losses on accounts receivable           (8)      (22)
                                                           ----      ----

     Total                                                 $  7      $ 30
                                                           ====      ====


Note 4.       Note Receivable.

         The Partnership's note receivable from a cable television system operator provided for a monthly payment rate in an amount that was less than the contractual interest rate. The difference between the payment rate and the contractual interest rate was added to the principal and therefore deferred until the maturity date of the note. Upon maturity of the note, the original principal and deferred interest was due and payable in full. Although the contractual interest rates may have been higher, due to a high degree of uncertainty relating to the collection of the entire amount of contractually owed interest, the Partnership limited the amount of interest being recognized on its note receivable to the amount of the payments received, thereby deferring the recognition of a portion of the deferred interest until such time as management believed it would be realizable.

         Generally, notes receivable are classified as impaired and the accrual of interest on such notes is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments. Any payments received subsequent to the placement of the note receivable on to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income.

         During the year ended December 31, 1995, the Partnership received a settlement on its one remaining note receivable which was considered to be impaired. The Partnership received $1,416,000 as a settlement for this note receivable of which $1,108,000 was applied towards the outstanding note receivable balance and the remaining $308,000 applied to interest income. The remaining balance in the allowance for losses on notes receivable of $146,000 was no longer necessary due to the payment of this note receivable. As a result, the remaining allowance for loan losses was reduced to zero through the recognition of income. The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $279,000.

         The activity in the allowance for losses on notes receivable during the years ended December 31, is as follows:

                                                           1996       1995
                                                           ----       ----
                                                       (Amounts in Thousands)


Beginning Balance                                          $--       $ 146
     Recovery of losses                                     --        (146)
     Write Downs                                            --        --
                                                           ---       -----
Ending balance                                             $--         $--
                                                           ===       =====


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

         Minimum   rentals   (net  of   executory   costs)  to  be  received  on
noncancelable operating leases for the years ended December 31 are as follows:

                                                                Operating
                                                          (Amounts in Thousands)

         1997......................................              $   3
         1998 and thereafter.......................                 -
                                                                  ----

         Total                                                   $   3
                                                                  ====


Note 6.       Investment in Joint Ventures.

Equipment Joint Ventures

         The Partnership owns a limited or general partnership interest in equipment joint ventures. These investments are accounted for using the equity method of accounting. The other partners of the ventures are entities organized and managed by the General Partner.

         The purpose of the equipment joint ventures is the acquisition and leasing of various types of equipment. Phoenix Leasing Income Fund VI has investments in the following equipment joint ventures:

                                                              Weighted
                       Joint Venture                     Percentage Interest
                       -------------                     -------------------

            PLI Limited Partnership Fund A(2)                   30.64%
            VMX Joint Venture(1)                                28.37
            ACRO Joint Venture, Residential(3)                  32.84
            Leveraged Joint Venture 1985(1)                     49.02
            Leveraged Joint Venture 1986(2)                     31.04
            Leveraged Joint Venture 1987-1(1)                   43.79
            Leveraged Joint Venture 1987-2                      17.91
            Leveraged Joint Venture 1987-3                      25.22
            Leveraged Joint Venture 1990-1                      11.77
            Phoenix Leasing POST Joint Venture I(2)             18.83
            Arroyo Joint Venture VIII(1)                        40.00
            Arroyo Joint Venture XV(2)                          30.67
            Arroyo Joint Venture XVI(3)                         32.14
            Arroyo Joint Venture XVII(1)                        11.26
            Xerox Graphics Joint Venture(1)                     16.19
            Phoenix Joint Venture 1994-1                        12.77

(1)  Closed during 1994
(2)  Closed during 1995
(3)  Closed during 1996

         An analysis of the Partnership's investment in equipment joint ventures is as follows:

                            Net Investment                                                                 Net Investment
                             at Beginning                           Equity in                                  at End
Date                          of Period          Contributions       Earnings         Distributions           of Period
----                          ---------          -------------       --------         -------------           ---------
                                                              (Amounts in Thousands)
Year Ended
 December 31, 1994             $     95             $   606          $   227             $   241              $    687
                               ========             =======          =======             =======              ========

Year Ended
 December 31, 1995             $    687             $     0          $   248             $   527              $    408
                               ========             =======          =======             =======              ========

Year Ended
December 31, 1996              $    408             $     0          $   204             $   340              $    272
                               ========             =======          =======             =======              ========

         The aggregate combined financial information of the equipment joint ventures as of December 31 and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS
                                                             December 31,
                                                            1996      1995
                                                            ----      ----
                                                       (Amounts in Thousands)

Cash and cash equivalents                                  $  432    $  644
Accounts receivable                                         1,443     1,776
Operating lease equipment                                     525     1,021
Other assets                                                  512       691
                                                           ------    ------

     Total Assets                                          $2,912    $4,132
                                                           ======    ======


              LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                           $  786    $  973
Partners' capital                                           2,126     3,159
                                                           ------    ------

     Total Liabilities and Partners' Capital               $2,912    $4,132
                                                           ======    ======


                        COMBINED STATEMENTS OF OPERATIONS

                                     INCOME

                                              For the Years Ended December 31,
                                                  1996      1995      1994
                                                  ----      ----      ----
                                                  (Amounts in Thousands)

Rental income                                    $2,609    $3,922    $3,312
Gain on sale of equipment                           850     1,769     1,312
Other income                                        141       744       309
                                                 ------    ------    ------

     Total Income                                 3,600     6,435     4,933
                                                 ------    ------    ------

                                    EXPENSES

Depreciation                                        332     1,188     1,257
Lease related operating expenses                  1,460     2,961     2,779
Management fee to the General Partner               119       289       239
Interest expense                                   --        --           1
Other expenses                                      126       273        43
                                                 ------    ------    ------

     Total Expenses                               2,037     4,711     4,319
                                                 ------    ------    ------

     Net Income                                  $1,563    $1,724    $  614
                                                 ======    ======    ======

         As of December 31, 1996 and 1995, the Partnership's pro rata interest in the equipment joint ventures' net book value of off-lease equipment was $4,000 and $13,000, respectively.

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

         An analysis of the Partnership's investment account in financing joint ventures is as follows:

                             Net Investment                                                      Net Investment
                              at Beginning                       Equity in                            at End
Date                            of Period     Contributions       Earnings       Distributions       of Period
----                            ---------     -------------       --------       -------------       ---------
                                                            (Amounts in Thousands)
Year Ended
  December 31, 1994               $36               $0               $ 7               $38               $5
                                  ===               ==               ===               ===               ==

Year Ended
 December 31, 1995                $ 5               $0               $12               $15               $2
                                  ===               ==               ===               ===               ==

Year Ended
  December 31, 1996               $ 2               $0               $ 7               $ 5               $4
                                  ===               ==               ===               ===               ==

         The aggregate combined financial information of the financing joint ventures as of December 31 and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS
                                                           December 31,
                                                          1996      1995
                                                          ----      ----
                                                      (Amounts in Thousands)

Cash and cash equivalents                                  $38       $28
                                                           ---       ---

     Total Assets                                          $38       $28
                                                           ===       ===

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                           $ 4       $ 5
Partners' capital                                           34        23
                                                           ---       ---

     Total Liabilities and Partners' Capital               $38       $28
                                                           ===       ===


                        COMBINED STATEMENTS OF OPERATIONS

                                     INCOME

                                             For the Years Ended December 31,
                                                 1996      1995     1994
                                                 ----      ----     ----
                                                  (Amounts in Thousands)

Interest income                                  $ 46      $ 73      $ 86
Other income                                       30        77        18
                                                 ----      ----      ----

     Total Income                                  76       150       104
                                                 ----      ----      ----

                                    EXPENSES

Management fee to the General Partner               2         8        19
Other expenses                                     11        19        44
                                                 ----      ----      ----

     Total Expenses                                13        27        63
                                                 ----      ----      ----

     Net Income                                  $ 63      $123      $ 41
                                                 ====      ====      ====

         The General Partner earns a management fee of 6% of the Partnership's respective interest in gross payments received for each financing joint venture. Revenues subject to a management fee at the joint venture level are not subject to management fees at the Partnership level.

Foreclosed Cable Systems Joint Venture

         The Partnership owned an interest in a foreclosed cable systems joint venture, along with other partnerships managed by the General Partner and its affiliates. The Partnership foreclosed upon certain assets of a cable television operator to whom the Partnership, along with other affiliated partnerships managed by the General Partner, had extended credit. The partnerships' notes receivables and assets were exchanged for interests (their capital contribution), on a pro rata basis, in a newly formed joint venture owned by the partnerships and managed by the General Partner. Title to the cable television system was held by the joint venture. This investment was accounted for using the equity method of accounting.

         The joint venture owned by the Partnership, along with its percentage ownership is as follows:

                                                          Weighted
         Joint Venture                               Percentage Interest
         -------------                               -------------------

    Phoenix Black Rock Cable J.V.(1)                         .29%

(1)  Cable system sold and joint venture closed during 1996.

         An analysis of the Partnership's net investment in a foreclosed cable system joint venture is as follows:

                            Net Investment                                                                 Net Investment
                             at Beginning                          Equity in                                   at End
Date                           of Period       Contributions        Earnings          Distributions          of Period
----                           ---------       -------------        --------          -------------          ---------
                                                             (Amounts in Thousands)
Year Ended
  December 31, 1994              $   5               $ 0               $  0                $  0                 $   5
                                 =====               ===               ====                ====                 =====

Year Ended
  December 31, 1995              $   5               $ 0               $  0                $  0                 $   5
                                 =====               ===               ====                ====                 =====

Year Ended
  December 31, 1996              $   5               $ 0               $  2                $  7                 $   0
                                 =====               ===               ====                ====                 =====

         The aggregate financial information of the foreclosed cable system joint venture as of December 31 and for the years then ended is presented as follows:

                                 BALANCE SHEETS

                                     ASSETS
                                                             December 31,
                                                           1996        1995
                                                           ----        ----
                                                        (Amounts in Thousands)

Cash and cash equivalents                                  $--       $  258
Accounts receivable                                         --           31
Property, plant and equipment                               --        1,449
Other                                                       --            1
                                                           ---       ------

     Total Assets                                          $--       $1,739
                                                           ===       ======

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                           $--       $   90
Partners' capital                                           --        1,649
                                                           ---       ------

     Total Liabilities and Partners' Capital               $--       $1,739
                                                           ===       ======


                            STATEMENTS OF OPERATIONS

                                     INCOME

                                              For the Years Ended December 31,
                                                  1996       1995      1994
                                                  ----       ----      ----
                                                   (Amounts in Thousands)

Subscriber revenue                               $   50    $  680    $  658
Gain on sale of cable system                      1,185      --        --
Other income                                          9         8         3
                                                 ------    ------    ------

      Total Income                                1,244       688       661
                                                 ------    ------    ------

                                    EXPENSES

Depreciation and amortization                        13       154       150
Program services                                     12       181       154
General and administrative expenses                  19       185       155
Management fees to an affiliate
  of the General Partner                            121        31        29
Provision for losses on accounts
  receivable                                       --           7         7
                                                 ------    ------    ------

     Total Expenses                                 165       558       495
                                                 ------    ------    ------

     Net Income                                  $1,079    $  130    $  166
                                                 ======    ======    ======

         Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provided day to day management services in connection with the operation of the foreclosed cable system joint venture. The foreclosed cable system joint venture paid a management fee equal to four and one-half percent of the System's monthly gross revenue for these services. Revenues subject to a management fee at the joint venture level were not subject to management fees at the Partnership level.


Note 7.       Accounts Payable and Accrued Expenses.

         Accounts payable and accrued expenses consist of the following at December 31:

                                                   1996               1995
                                                   ----               ----
                                                   (Amounts in Thousands)

      Equipment lease operations                   $ 28               $ 36
      General Partner and affiliates                  2                 12
      Other                                         104                155
                                                   ----               ----

           Total                                   $134               $203
                                                   ====               ====


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

         The net difference between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31:

                        Reported Amounts        Tax Basis         Net Difference
                        ----------------        ---------         --------------
                                         (Amounts in Thousands)
1996
----

            Assets           $1,109               $1,294               $(185)
            Liabilities       1,242                1,216                  26

1995
----

            Assets           $3,287               $3,641               $(354)
            Liabilities       1,471                1,436                  35


Note 10.      Related Entities.

         The General Partner serves in the capacity of general partner in other partnerships, all of which are engaged in the equipment leasing and financing business.

         The General Partner incurs certain expenses, such as data processing, equipment storage and equipment remarketing costs, for which it is reimbursed by the Partnership. Equipment remarketing costs are incurred as the General Partner remarkets certain equipment on behalf of the Partnership. These expenses incurred by the General Partner are reimbursed at the lower of the actual costs or an amount equal to 90% of the fair market value for such services. The equipment remarketing costs reimbursed to the General Partner were $0, $2,000 and $3,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Note 11.      Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partner's share of net income and distributions, and the weighted average number of units outstanding of 297,165 for the years ended December 31, 1996, 1995 and 1994. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the Partnership including reinvestment through the Capital Accumulation Plan. As a result, the calculation of net income (loss) and distributions per limited partnership unit is not indicative of per unit income
(loss) and distributions due to reinvestments through the Capital Accumulation Plan.


Note 12.      Fair Value of Financial Instruments.

         The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and Cash Equivalents
The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Securities, Available-for-Sale
The fair values of investments in available for sale securities are estimated based on quoted market prices.

         The estimated fair values of the Partnership's financial instruments are as follows at December 31:

                                                  Carrying
                                                   Amount            Fair Value
                                                   ------            ----------
                                                      (Amounts in Thousands)
1996
----

          Assets
               Cash and cash equivalents           $  670               $  670
               Securities, available-for-sale         149                  149

1995
----

          Assets
               Cash and cash equivalents           $2,708               $2,708
               Securities, available-for-sale         121                  121

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

         GUS CONSTANTIN, age 59, is President, Chief Executive Officer and a Director of PLI. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice
President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         PARITOSH K. CHOKSI, age 43, is Senior Vice President, Chief Financial Officer, Treasurer and a Director of PLI. He has been associated with PLI since 1977. Mr. Choksi oversees the finance, accounting, information services and systems development departments of the General Partner and its Affiliates and oversees the structuring, planning and monitoring of the partnerships sponsored by the General Partner and its Affiliates. Mr. Choksi graduated from the Indian Institute of Technology, Bombay, India with a degree in Engineering. He holds an M.B.A. degree from the University of California, Berkeley.

         GARY W. MARTINEZ, age 46, is Senior Vice President and a Director of PLI. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         BRYANT J. TONG, age 42, is Senior Vice President, Financial Operations of PLI. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

         CYNTHIA E. PARKS, age 41, is Vice President, General Counsel and Assistant Secretary of PLI. Prior to joining PLI in 1984, she was with GATX Leasing Corporation, and had previously been Corporate Counsel for Stone Financial Companies, and an Assistant Vice President of the Bank of America, Bank Amerilease Group. She has a bachelor's degree from Santa Clara University, and earned her J.D. from the University of San Francisco School of Law.

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

         Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

              Phoenix Leasing American Business Fund, L.P.
              Phoenix Leasing Cash Distribution Fund V, L.P.
              Phoenix Income Fund, L.P.

              Phoenix High Tech/High Yield  Fund
              Phoenix Leasing Cash Distribution Fund IV
              Phoenix Leasing Cash Distribution Fund III
              Phoenix Leasing Cash Distribution Fund II
              Phoenix Leasing Income Fund VII
              Phoenix Leasing Growth Fund 1982 and
              Phoenix Leasing Income Fund 1977


Item 11.      Executive Compensation.

         Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last year to the General Partner.

         (A)                       (B)                                    (C)                                 (D)
                                                                  Cash and cash-                          Aggregate of
Name of Individual           Capacities in                        equivalent forms                      contingent forms
or persons in group          which served                         of remuneration                        of remuneration
-------------------          ------------            --------------------------------------------      ----------------
                                                              (C1)                     (C2)
                                                                              Securities or property
                                                Salaries, fees, directors'    insurance benefits or
                                                fees, commissions, and        reimbursement, personal
                                                bonuses                       benefits
                                                -------------------------     -----------------------
                                                               (Amounts in Thousands)
Phoenix Leasing
  Incorporated               General Partner                 $8(1)                        $0                       $0
                                                              =                            =                        =

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

Item 13.      Certain Relationships and Related Transactions.

         None.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                        Page No.
                                                                        --------
(a)      1.   Financial Statements:

              Report of Independent Public Accountants                      9
              Balance Sheets as of December 31, 1996 and 1995              10
              Statements of Operations for the Years Ended December 31,
                1996, 1995 and 1994.                                       11
              Statements of Partners' Capital for the Years Ended
                December 31, 1996, 1995 and 1994.                          12
              Statements of Cash Flows for the Years Ended December 31,
                1996, 1995 and 1994.                                       13
              Notes to the Financial Statements                         14-24

         2.   Financial Statement Schedules:

              Schedule II - Valuation and Qualifying
                            Accounts and Reserves                          29

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended December 31, 1996.

(c)      Exhibits

         21.  Additional Exhibits:
              Financial Statements for Significant Subsidiaries
                  Phoenix Joint Venture 1994-1                        E21 1-10

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


         Date:  March 25, 1997              By:    /S/  GUS CONSTANTIN
                --------------                     -------------------
                                                   Gus Constantin

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                            Title                       Date
     ---------                            -----                       ----


/S/ GUS CONSTANTIN      President, Chief Executive Officer and a  March 25, 1997
----------------------- Director of Phoenix Leasing Incorporated  --------------
(Gus Constantin)        General Partner


/S/  PARITOSH K. CHOKSI Chief Financial Officer,                  March 25, 1997
----------------------- Senior Vice President,                    --------------
(Paritosh K. Choksi)    Treasurer and a Director of
                        Phoenix Leasing Incorporated
                        General Partner


/S/  BRYANT J. TONG     Senior Vice President,                    March 25, 1997
----------------------- Financial Operations of                   --------------
(Bryant J. Tong)        (Principal Accounting Officer)
                        Phoenix Leasing Incorporated
                        General Officer


/S/  GARY W. MARTINEZ   Senior Vice President and a Director of   March 25, 1997
----------------------- Phoenix Leasing Incorporated              --------------
(Gary W. Martinez)      General Partner


/S/  MICHAEL K. ULYATT  Partnership Controller                    March 25, 1997
----------------------- of Phoenix Leasing Incorporated           --------------
(Michael K. Ulyatt)     Corporate General Partner

                                                                                                                    Page 29 of 29

                                                  PHOENIX LEASING INCOME FUND VI

                                                            SCHEDULE II
                                                      (Amounts in Thousands)



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


              COLUMN A                          COLUMN B           COLUMN C          COLUMN D          COLUMN E        COLUMN F
           Classification                      Balance at         Charged to        Charged to        Deductions      Balance at
                                              Beginning of         Expense           Revenue                            End of
                                                 Period                                                                 Period
-------------------------------------      -----------------   ---------------    -------------    ---------------   ------------

Year ended December 31, 1994
   Allowance for losses on accounts
     receivable                                   $133               $ 0               $ 19               $79             $ 35
   Allowance for early termination
     of financing leases                            58                 0                 39                19(1)             0
   Allowance for losses on note
     receivable                                    146                 0                  0                 0              146
                                                  ----               ---               ----               ---             ----

     Totals                                       $337               $ 0               $ 58               $98             $181
                                                  ====               ===               ====               ===             ====


Year ended December 31, 1995
   Allowance for losses on accounts
     receivable                                   $ 35               $10               $  0               $23             $ 22
   Allowance for losses on note
     receivable                                    146                 0                146                 0                0
                                                  ----               ---               ----               ---             ----

     Totals                                       $181               $10               $146               $23             $ 22
                                                  ====               ===               ====               ===             ====


Year ended December 31, 1996
   Allowance for losses on accounts
     receivable                                   $ 22               $19               $  0               $33             $  8
                                                  ====               ===               ====               ===             ====



(1) This amount represents the application  (reversal) of the allowance for loss from early termination of financing leases.