Form 10QSB
period 1997-03-31
PHOENIX LEASING INCOME FUND VI
filed 1997-05-14
CIK 709995

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.


                         Commission File Number 0-12594
                                                -------


                         PHOENIX LEASING INCOME FUND VI
--------------------------------------------------------------------------------
                                   Registrant

           California                                    94-2869603
---------------------------------             ----------------------------------
      State of Jurisdiction                   I.R.S. Employer Identification No.

2401 Kerner Boulevard, San Rafael, California            94901-5527
--------------------------------------------------------------------------------
    Address of Principal Executive Offices                Zip Code

       Registrant's telephone number, including area code: (415) 485-4500
                                                            -------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes _X_   No ___

297,165 Units of Limited Partnership Interest were outstanding as of March 31, 1997.

Transitional small business disclosure format:

                               Yes __    No _X_

                          Part I. Financial Information
                          Item 1. Financial Statements
                         PHOENIX LEASING INCOME FUND VI
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                         March 31,  December 31,
                                                           1997        1996
                                                           ----        ----
ASSETS

Cash and cash equivalents                                $   752    $   670

Accounts receivable (net of allowance for losses on
   accounts receivable of $8 at March 31, 1997 and
   December 31, 1996)                                          8          7

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $397 and
   $423 at March 31, 1997 and December 31, 1996,
   respectively)                                            --         --

Investment in joint ventures                                 225        276

Securities, available for sale                               114        149

Other assets                                                  15          7
                                                         -------    -------
     Total Assets                                        $ 1,114    $ 1,109
                                                         =======    =======

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                 $   133    $   134

   Liquidation fees payable to General Partner             1,108      1,108
                                                         -------    -------
     Total Liabilities                                     1,241      1,242
                                                         -------    -------

Partners' Capital (Deficit)

   General Partner                                           427        421

   Limited Partners, 320,000 units authorized
     and issued, 297,165 units outstanding at
     March 31, 1997 and December 31, 1996                   (580)      (615)

   Unrealized gains on available-for-sale securities          26         61
                                                         -------    -------
     Total Partners' Capital (Deficit)                      (127)      (133)
                                                         -------    -------
     Total Liabilities and Partners' Capital (Deficit)   $ 1,114    $ 1,109
                                                         =======    =======

        The accompanying notes are an integral part of these statements.

                         PHOENIX LEASING INCOME FUND VI
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                                         Three Months Ended
                                                             March 31,
                                                         1997         1996
                                                         ----         ----

INCOME

   Rental income                                        $   6        $   6
   Equity in earnings from joint ventures, net             30           52
   Interest income, notes receivable                       13         --
   Other income                                             9           10
                                                        -----        -----

     Total Income                                          58           68
                                                        -----        -----

EXPENSES

   Depreciation                                          --              1
   Lease related operating expenses                      --              4
   Management fees to General Partner                       2         --
   General and administrative expenses                     15           28
                                                        -----        -----

     Total Expenses                                        17           33
                                                        -----        -----

NET INCOME                                              $  41        $  35
                                                        =====        =====


NET INCOME PER LIMITED PARTNERSHIP UNIT                 $ .12        $ .10
                                                        =====        =====

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT              $  --        $7.50
                                                        =====        =====

ALLOCATION OF NET INCOME:
   General Partner                                      $   6        $   5
   Limited Partners                                        35           30
                                                        -----        -----

                                                        $  41        $  35
                                                        =====        =====


        The accompanying notes are an integral part of these statements.

                         PHOENIX LEASING INCOME FUND VI
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)



                                                           Three Months Ended
                                                               March 31,
                                                             1997      1996
                                                             ----      ----
Operating Activities:

   Net income                                               $  41     $    35

   Adjustments to reconcile net income to net cash
     used by operating activities:
       Depreciation                                          --             1
       Gain on sale of equipment                               (2)         (2)
       Equity in earnings from joint ventures, net            (30)        (52)
       Decrease (increase) in accounts receivable              (1)          2
       Decrease in accounts payable and accrued expenses       (1)       (113)
       Increase in other assets                                (8)         (1)
                                                            -----     -------

Net cash used by operating activities                          (1)       (130)
                                                            -----     -------

Investing Activities:
   Proceeds from sale of equipment                              2           2
   Distributions from joint ventures                           81          95
                                                            -----     -------

Net cash provided by investing activities                      83          97
                                                            -----     -------

Financing Activities:

   Distributions to partners                                 --        (2,228)
                                                            -----     -------

Net cash used by financing activities                        --        (2,228)
                                                            -----     -------

Increase (decrease) in cash and cash equivalents               82      (2,261)

Cash and cash equivalents, beginning of period                670       2,708
                                                            -----     -------

Cash and cash equivalents, end of period                    $ 752     $   447
                                                            =====     =======



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

Note 2.       Reclassification.

         Reclassification - Certain 1997 amounts have been reclassified to conform to the 1996 presentation.

Note 3.       Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 4.       Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partner's share of net income and distributions, and the weighted average number of units outstanding of 297,165 for the three month periods ended March 31, 1997 and 1996. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result the calculation of net income
(loss) and distributions per limited Partnership unit is not indicative of per unit income (loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 5.      Investment in  Joint Ventures.

Equipment Joint Ventures

         The aggregate combined financial information of the equipment joint ventures is as follows:

                                                March 31,    December 31,
                                                  1997           1996
                                                  ----           ----
                                                (Amounts in Thousands)

Assets                                           $2,667         $2,912
Liabilities                                         763            786
Partners' Capital                                 1,904          2,126

                                                 Three Months Ended
                                                      March 31,
                                                 1997           1996
                                                 ----           ----
                                                (Amounts in Thousands)

Revenue                                          $687           $961
Expenses                                          351            587
Net Income                                        336            374

Financing Joint Ventures

           The aggregate combined financial information of the financing joint ventures is as follows:

                                              March 31,    December 31,
                                                1997           1996
                                                ----           ----
                                               (Amounts in Thousands)

Assets                                           $34            $38
Liabilities                                       11              4
Partners' Capital                                 23             34

                                                 Three Months Ended
                                                      March 31,
                                                 1997           1996
                                                 ----           ----
                                               (Amounts in Thousands)

Revenue                                          $14            $19
Expenses                                           3              4
Net Income                                        11             15

Foreclosed Cable Systems Joint Venture

           The financial information of the foreclosed cable systems joint venture is as follows:

                                                March 31,    December 31,
                                                  1997           1996
                                                  ----           ----
                                                (Amounts in Thousands)

Assets                                           $  --          $  --
Liabilities                                         --             --
Partners' Capital                                   --             --

                                                  Three Months Ended
                                                       March 31,
                                                  1997           1996
                                                  ----           ----
                                                (Amounts in Thousands)

Revenue                                          $  --          $1,276
Expenses                                            --             164
Net Income                                          --           1,112

                         PHOENIX LEASING INCOME FUND VI

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         The Partnership reported net income of $41,000 during the three months ended March 31, 1997, compared to net income of $35,000 for the same period in the prior year. The increase in net income during the three months ended March 31, 1997, compared to the same period in 1996, is attributable to a decline in total expenses which exceeded the decline in total revenues.

         Total revenues decreased by $10,000 during the three months ended March 31, 1997, when compared to the same period in 1996. The decrease in total revenues during the three months ended March 31, 1997 was primarily attributable to a decrease in earnings from joint ventures of $22,000, as will be further discussed under "Joint Ventures".

         The decrease in earnings from joint ventures is partially offset by an increase in interest income from notes receivable of $13,000 for the three months ended March 31, 1997, compared to the same period in the prior year. The Partnership received a disbursement of proceeds during the three months ended March 31, 1997, which were held in escrow for a note receivable which was paid off in 1995. In 1995, a portion of the proceeds from the payoff of this notes receivable was placed into escrow to cover unanticipated liabilities which may have arisen after the payoff.

         Total expenses decreased by $16,000 during the three months ended March 31, 1997, as compared to the same period in 1996. The decrease during the three months ended March 31, 1997, as compared to the same period in 1996, is due to a $13,000 decrease in general and administrative expenses and a $4,000 decrease in lease related operating expenses. General and administrative expenses consist primarily of audit fees, postage, insurance and printing costs, all of which decreased during the three months ended March 31, 1997, compared to the same period in 1996.

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

         Earnings from joint ventures decreased by $22,000 during the three months ended March 31, 1997, compared to the same period in 1996. This decrease is due to the closure of one equipment joint venture during the three months ended March 31, 1997, and a decline in rental income and gain on sale of equipment in another equipment joint venture.

Liquidity and Capital Resources

         During the three months ended March 31, 1997, the net cash used by leasing and financing activities was $1,000, as compared to the net cash used by leasing and financing activities of $130,000 during the three months ended March 31, 1996. The improvement in net cash generated by leasing and financing activities for the three months ended March 31, 1997, compared to the same period in 1996, is a result of a decrease in the amount paid to the General Partner for liquidation fees.

         The distributions from joint ventures continues to be one of the primary sources of cash generated by the Partnership. Cash distributions from joint ventures decreased by $14,000 for the three months ended March 31, 1997, compared to the same period in 1996. The decrease experienced during the quarter ended March 31, 1997, compared to 1996, is attributable to one equipment joint venture experiencing a decline in cash available for distributions as a result of a reduction in rental income.

          As of March 31, 1997, the Partnership owned equipment held for lease with a purchase price of $419,000 and a net book value of $0, as compared to $807,000 and $3,000 at March 31, 1996, respectively. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

         The Partnership will reach the end of its term on December 31, 1997, at which time it will liquidate its remaining assets and make a final distribution to partners of the excess cash, if any. The Partnership currently does not anticipate making any future distribution to partners until the termination of the Partnership, as such no distributions has been made during the three months ended March 31, 1997. The Limited Partners received their annual distributions of $2,228,000 during the three months ended March 31, 1996. The cumulative cash distributions to the Limited Partners is $75,915,000 at March 31, 1997 and 1996. The General Partner did not receive distributions during the three months ended March 31, 1996.

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

                                 March 31, 1997

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

                                           PHOENIX LEASING INCOME FUND VI
                                           ------------------------------
                                                     (Registrant)

      Date                          Title                  Signature
      ----                          -----                  ---------




  May 13, 1997           Chief Financial Officer,       /S/ PARITOSH K. CHOKSI
----------------------   Senior Vice President,        -----------------------
                         Treasurer and a Director of   (Paritosh K. Choksi)
                         Phoenix Leasing Incorporated
                         General Partner


  May 13, 1997           Senior Vice President,          /S/ BRYANT J. TONG
-----------------------  Financial Operations of        ----------------------
                         (Principal Accounting Officer) (Bryant J. Tong)
                         Phoenix Leasing Incorporated
                         General Partner


  May 13, 1997           Senior Vice President           /S/ GARY W. MARTINEZ
-----------------------  and a Director of              ----------------------
                         Phoenix Leasing Incorporated   (Gary W. Martinez)
                         General Partner


  May 13, 1997           Partnership Controller of       /S/ MICHAEL K. ULYATT
-----------------------  Phoenix Leasing Incorporated   ----------------------
                         General Partner                (Michael K. Ulyatt)