Form 10QSB
period 1997-06-30
PHOENIX LEASING INCOME FUND VI
filed 1997-08-13
CIK 709995

Page 1 of 11


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

__X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.


                         Commission File Number 0-12594
                                                -------

                         PHOENIX LEASING INCOME FUND VI
--------------------------------------------------------------------------------
                                   Registrant

           California                                     94-2869603
-------------------------------               ----------------------------------
      State of Jurisdiction                   I.R.S. Employer Identification No.

2401 Kerner Boulevard, San Rafael, California               94901-5527
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

                               Yes __X__ No _____

297,165 Units of Limited Partnership Interest were outstanding as of June 30, 1997.

Transitional small business disclosure format:

                               Yes _____ No __X__

                          Part I. Financial Information
                          Item 1. Financial Statements
                         PHOENIX LEASING INCOME FUND VI
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                      June 30,     December  31,
                                                        1997           1996
                                                        ----           ----
ASSETS

Cash and cash equivalents                             $   805         $   670

Accounts receivable (net of allowance
  for losses on accounts receivable of $7
  and $8 at June 30, 1997 and December 31,
  1996, respectively)                                      11               7

Equipment on operating leases and held for
  lease (net of accumulated depreciation of
  $284 and $423 at June 30, 1997 and December
  31, 1996, respectively)                                 --              --

Investment in joint ventures                              220             276

Securities, available for sale                            126             149

Other assets                                               18               7
                                                      -------         -------
     Total Assets                                     $ 1,180         $ 1,109
                                                      =======         =======

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities

   Accounts payable and accrued expenses              $   136         $   134

   Liquidation fees payable to General Partner          1,108           1,108
                                                      -------         -------
     Total Liabilities                                  1,244           1,242
                                                      -------         -------

Partners' Capital (Deficit)

   General Partner                                        434             421

   Limited  Partners, 320,000 units
     authorized and issued, 297,165 units
     outstanding at June 30, 1997 and
     December 31, 1996                                   (536)           (615)

   Unrealized gains on available-for-sale
     securities                                            38              61
                                                      -------         -------
     Total Partners' Capital (Deficit)                    (64)           (133)
                                                      -------         -------
     Total Liabilities and Partners'
      Capital (Deficit)                               $ 1,180         $ 1,109
                                                      =======         =======

        The accompanying notes are an integral part of these statements.

                                                                    Page 3 of 11

                         PHOENIX LEASING INCOME FUND VI
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                                     Three Months Ended       Six Months Ended
                                                           June 30,                June 30,
                                                      1997        1996        1997        1996
                                                      ----        ----        ----        ----
INCOME

   Rental income                                      $  3        $  4        $  8       $  10
   Equity in earnings from joint ventures, net          54          69          84         121
   Interest income, notes receivable                   --          --           13         --
   Gain on sale of securities                          --           19         --           19
   Other income                                         13          16          22          26
                                                      ----        ----        ----       -----

     Total Income                                       70         108         127         176
                                                      ----        ----        ----       -----

EXPENSES

   Depreciation                                        --            1         --            2
   Lease related operating expenses                    --          --          --            5
   Management fees to General Partner                    1           6           2           6
   General and administrative expenses                  18          23          33          50
                                                      ----        ----        ----       -----

     Total Expenses                                     19          30          35          63
                                                      ----        ----        ----       -----

NET INCOME                                            $ 51        $ 78        $ 92       $ 113
                                                      ====        ====        ====       =====


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                   $.14        $.22        $.26       $ .32
                                                      ====        ====        ====       =====

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                                   $--         $--         $--        $7.50
                                                      ====        ====        ====       =====

ALLOCATION OF NET INCOME:

   General Partner                                    $  8        $ 12        $ 14       $  17
   Limited Partners                                     43          66          78          96
                                                      ----        ----        ----       -----

                                                      $ 51        $ 78        $ 92       $ 113
                                                      ====        ====        ====       =====

        The accompanying notes are an integral part of these statements.

                         PHOENIX LEASING INCOME FUND VI
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                          Six Months Ended
                                                              June 30,
                                                          1997        1996
                                                          ----        ----
Operating Activities:
   Net income                                          $    92      $  113
   Adjustments to reconcile net income to net cash
     used by operating activities:
       Depreciation                                       --             2
       Gain on sale of equipment                            (2)         (1)
       Equity in earnings from joint ventures, net         (84)       (121)
       Gain on sale of securities                         --           (19)
       Decrease (increase) in accounts receivable           (4)          2
       Increase (decrease) in accounts payable
         and accrued expenses                                2        (143)
       Increase in other assets                            (11)         (2)
                                                       -------      ------

   Net cash used by operating activities                    (7)       (169)
                                                       -------      ------

Investing Activities:
   Proceeds from sale of equipment                           2           1
   Proceeds from sale of securities                       --            89
   Distributions from joint ventures                       140         198
                                                       -------      ------

   Net cash provided by investing activities               142         288
                                                       -------      ------

Financing Activities:
   Distributions to partners                              --        (2,227)
                                                       -------      ------

   Net cash used by financing activities                  --        (2,227)
                                                       -------      ------

Increase (decrease) in cash and cash equivalents           135      (2,108)

Cash and cash equivalents, beginning of period             670       2,708
                                                       -------      ------

Cash and cash equivalents, end of period               $   805      $  600
                                                       =======      ======



        The accompanying notes are an integral part of these statements.

                         PHOENIX LEASING INCOME FUND VI
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.       General.

         The accompanying unaudited condensed financial statements have been prepared by the Partnership in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Financial Statement, as filed with the SEC in the latest annual report on Form 10- K.

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

Note 4.       Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partner's share of net income and distributions, and the weighted average number of units outstanding of 297,165 for the six month periods ended June 30, 1997 and 1996. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result the calculation of net income
(loss) and distributions per limited Partnership unit is not indicative of per unit income (loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 5.      Investment in  Joint Ventures.

Equipment Joint Ventures

         The aggregate combined financial information of the equipment joint ventures is as follows:

                                             June 30,   December 31,
                                               1997        1996
                                               ----        ----
                                           (Amounts in Thousands)

           Assets                           $ 2,584     $ 2,912
           Liabilities                          860         786
           Partners' Capital                  1,724       2,126

                                  Three Months Ended       Six Months Ended
                                        June 30,               June 30,
                                    1997       1996        1997        1996
                                    ----       ----        ----        ----
                                           (Amounts in Thousands)

           Revenue                $  673    $ 1,071     $ 1,360     $ 2,032
           Expenses                  374        542         725       1,130
           Net Income                299        529         635         902

Financing Joint Ventures

           The aggregate combined financial information of the financing joint ventures is as follows:

                                            June 30,   December 31,
                                              1997        1996
                                              ----        ----
                                           (Amounts in Thousands)

           Assets                             $ 32        $ 38
           Liabilities                          11           4
           Partners' Capital                    21          34

                                   Three Months Ended    Six Months Ended
                                       June 30,              June 30,
                                   1997       1996       1997        1996
                                   ----       ----       ----        ----
                                           (Amounts in Thousands)

           Revenue                 $  6       $ 22       $ 20        $ 42
           Expenses                   2          3          5           8
           Net Income                 4          9         15          34

Foreclosed Cable Systems Joint Venture

           The financial information of the foreclosed cable systems joint venture is as follows:

                                            June 30,  December 31,
                                              1997       1996
                                              ----       ----
                                           (Amounts in Thousands)

           Assets                            $  -       $  -
           Liabilities                          -          -
           Partners' Capital                    -          -

                                  Three Months Ended     Six Months Ended
                                        June 30,             June 30,
                                    1997       1996      1997        1996
                                    ----       ----      ----        ----
                                           (Amounts in Thousands)

           Revenue                 $  -      $  (34)    $  -      $ 1,241
           Expenses                   -           1        -          164
           Net Income (Loss)          -         (35)       -        1,077

                         PHOENIX LEASING INCOME FUND VI

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         The Partnership reported net income of $51,000 and $92,000 during the three and six months ended June 30, 1997, respectively, compared to net income of $78,000 and $113,000 for the same periods in the prior year. The decrease in net income during the three and six months ended June 30, 1997, compared to the same periods in 1996, is attributable to a decline in earnings from joint ventures and the absence of a gain on sale of securities.

         Total revenues decreased by $38,000 and $49,000 during the three and six months ended June 30, 1997, respectively, when compared to the same periods in 1996. The decrease in total revenues during the three and six months ended June 30, 1997 is primarily attributable to a decrease in earnings from joint ventures, as will be further discussed under "Joint Ventures", as well as the absence of a gain on sale of securities. The Partnership reported a gain on sale of securities of $19,000 for the three and six months ended June 30, 1996. This gain on sale of securities was a result of the Partnership selling a portion of its investment in Storage Technology Corporation common stock, receiving proceeds from the sale of $89,000.

         The decreases in earnings from joint ventures and gain on sale of securities is partially offset by an increase in interest income from notes receivable of $13,000 for the six months ended June 30, 1997, compared to the same period in the prior year. The Partnership received a disbursement of proceeds during the six months ended June 30, 1997, which were held in escrow for a note receivable which was paid off in 1995. In 1995, a portion of the proceeds from the payoff of this notes receivable was placed into escrow to cover liabilities which may have arisen after the payoff.

         Total expenses decreased by $11,000 and $28,000 during the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The decrease during the three and six months ended June 30, 1997, as compared to the same periods in 1996, is due to a decline in all expense items with the decrease in general and administrative expenses contributing the largest decrease of $5,000 and $17,000 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in the previous year. General and administrative expenses consist primarily of audit fees, postage, insurance and printing costs, all of which decreased during the three and six months ended June 30, 1997, compared to the same periods in 1996.

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

         Earnings from joint ventures decreased by $15,000 and $37,000 during the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. This decrease is due to the closure of several equipment joint ventures during 1996, and a decline in rental income and gain on sale of equipment in several other equipment joint ventures.

Liquidity and Capital Resources

         During the six months ended June 30, 1997, the net cash used by leasing and financing activities was $7,000, as compared to the net cash used by leasing and financing activities of $169,000 during the six months ended June 30, 1996. The improvement in net cash generated by leasing and financing activities for the six months ended June 30, 1997, compared to the same period in 1996, is a result of a decrease in the amount paid to the General Partner for liquidation fees.

         The distributions from joint ventures continues to be one of the primary sources of cash generated by the Partnership. Cash distributions from joint ventures decreased by $58,000 for the six months ended June 30, 1997, compared to the same period in 1996. The decrease experienced during the six months ended June 30, 1997, compared to 1996, is attributable to one equipment joint venture experiencing a decline in cash available for distribution as a result of a reduction in rental income and sales proceeds received, as well as, the closure of one of the equipment joint ventures.

          As of June 30, 1997, the Partnership owned equipment held for lease with a purchase price of $419,000 and a net book value of $0, as compared to $679,000 and $2,000 at June 30, 1996, respectively. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

         The Partnership will reach the end of its term on December 31, 1997, at which time it will liquidate its remaining assets and make a final distribution to partners of the excess cash, if any. The Partnership currently does not anticipate making any future distribution to partners until the termination of the Partnership, as such no distributions has been made during the six months ended June 30, 1997. The Limited Partners received their annual distribution of $2,227,000 during the six months ended June 30, 1996. The cumulative cash distributions to the Limited Partners is $75,915,000 at June 30, 1997 and 1996. The General Partner did not receive distributions during the six months ended June 30, 1996.

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

                                  June 30, 1997

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

                                          PHOENIX LEASING INCOME FUND VI
                                          ------------------------------
                                                     (Registrant)


       Date                    Title                            Signature
       ----                    -----                            ---------


  August 13, 1997       Senior Vice President             /S/ GARY W. MARTINEZ
-----------------       and a Director of                 ----------------------
                        Phoenix Leasing Incorporated      (Gary W. Martinez)
                        General Partner


  August 13, 1997       Chief Financial Officer,          /S/ PARITOSH K. CHOKSI
-----------------       Senior Vice President,            ----------------------
                        Treasurer and a Director of       (Paritosh K. Choksi)
                        Phoenix Leasing Incorporated
                        General Partner


  August 13, 1997       Senior Vice President,            /S/ BRYANT J. TONG
-----------------       Financial Operations of           ----------------------
                        (Principal Accounting Officer)    (Bryant J. Tong)
                        Phoenix Leasing Incorporated
                        General Partner


  August 13, 1997       Partnership Controller of         /S/ MICHAEL K. ULYATT
-----------------       Phoenix Leasing Incorporated      ----------------------
                        General Partner                   (Michael K. Ulyatt)