Form 10QSB
period 1997-09-30
PHOENIX LEASING INCOME FUND VI
filed 1997-11-12
CIK 709995

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.


                         Commission File Number 0-12594
                                                -------

                         PHOENIX LEASING INCOME FUND VI
--------------------------------------------------------------------------------
                                   Registrant

          California                                      94-2869603
--------------------------                   -----------------------------------
    State of Jurisdiction                    I.R.S. Employer Identification No.

2401 Kerner Boulevard, San Rafael, California                  94901-5527
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

                               Yes __X__ No _____

297,165 Units of Limited Partnership Interest were outstanding as of September 30, 1997.

Transitional small business disclosure format:

                               Yes _____ No __X__

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                         PHOENIX LEASING INCOME FUND VI
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                     September 30, December  31,
                                                         1997           1996
                                                       -------        -------
ASSETS

Cash and cash equivalents                              $   834        $   670

Accounts receivable (net of allowance for
   losses on accounts receivable of $3 and
   $8 at September 30, 1997 and December 31,
   1996, respectively)                                       2              7

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $4 and $423
   at September 30, 1997 and December 31, 1996,
   respectively)                                          --             --

Investment in joint ventures                               106            276

Securities, available for sale                             151            149

Other assets                                                22              7
                                                       -------        -------
     Total Assets                                      $ 1,115        $ 1,109
                                                       =======        =======

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities

   Accounts payable and accrued expenses               $   114        $   134

   Liquidation fees payable to General Partner           1,108          1,108
                                                       -------        -------
     Total Liabilities                                   1,222          1,242
                                                       -------        -------

Partners' Capital (Deficit)

   General Partner                                         424            421

   Limited Partners, 320,000 units authorized and
     issued, 297,165 units outstanding at September
     30, 1997 and December 31, 1996                       (594)          (615)

   Unrealized gains on available-for-sale securities        63             61
                                                       -------        -------
     Total Partners' Capital (Deficit)                    (107)          (133)
                                                       -------        -------
     Total Liabilities and Partners' Capital (Deficit) $ 1,115        $ 1,109
                                                       =======        =======

        The accompanying notes are an integral part of these statements.

                         PHOENIX LEASING INCOME FUND VI
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                         Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                           1997      1996      1997      1996
                                          ------    ------    ------    ------
INCOME

   Rental income                          $   23    $    8    $   31    $   17
   Equity in earnings (losses) from
    joint ventures, net                      (80)       54         4       176
   Interest income, notes receivable        --        --          13      --
   Gain on sale of securities               --        --        --          19
   Other income                               12         8        34        35
                                          ------    ------    ------    ------

     Total Income                            (45)       70        82       247
                                          ------    ------    ------    ------

EXPENSES

   Depreciation                             --           1      --           3
   Lease related operating expenses         --           1      --           5
   Management fees to General Partner          2      --           4         6
   Provision for losses on receivables         5        19         5        19
   General and administrative expenses        16        25        49        77
                                          ------    ------    ------    ------

     Total Expenses                           23        46        58       110
                                          ------    ------    ------    ------

NET INCOME (LOSS)                         $  (68)   $   24    $   24    $  137
                                          ======    ======    ======    ======


NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                       $ (.19)   $  .07    $  .07    $  .39
                                          ======    ======    ======    ======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                       $ --      $ --      $ --      $ 7.50
                                          ======    ======    ======    ======

ALLOCATION OF NET INCOME (LOSS):
   General Partner                        $  (10)   $    3    $    4    $   20
   Limited Partners                          (58)       21        20       117
                                          ------    ------    ------    ------

                                          $  (68)   $   24    $   24    $  137
                                          ======    ======    ======    ======


        The accompanying notes are an integral part of these statements.

                         PHOENIX LEASING INCOME FUND VI
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                           Nine Months Ended
                                                             September 30,
                                                             1997      1996
                                                           -------   -------
Operating Activities:
   Net income                                              $    24   $   137
   Adjustments to reconcile net income
     to net cash used by operating activities:
       Depreciation                                           --           3
       Gain on sale of equipment                                (2)       (2)
       Equity in earnings from joint ventures, net              (4)     (176)
       Provision for losses on accounts receivable               5        19
       Gain on sale of securities                             --         (19)
       Decrease in accounts receivable                        --           4
       Decrease in accounts payable and
        accrued expenses                                       (20)     (182)
       Increase in other assets                                (15)       (3)
                                                           -------   -------

   Net cash used by operating activities                       (12)     (219)
                                                           -------   -------

Investing Activities:
   Proceeds from sale of equipment                               2         2
   Proceeds from sale of securities                           --          90
   Distributions from joint ventures                           174       274
                                                           -------   -------

   Net cash provided by investing activities                   176       366
                                                           -------   -------

Financing Activities:
   Distributions to partners                                  --      (2,228)
                                                           -------   -------

   Net cash used by financing activities                      --      (2,228)
                                                           -------   -------

Increase (decrease) in cash and cash equivalents               164    (2,081)

Cash and cash equivalents, beginning of period                 670     2,708
                                                           -------   -------

Cash and cash equivalents, end of period                   $   834   $   627
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

Note 2.       Reclassification.

         Reclassification - Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

Note 3.       Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 4.       Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income (loss) and distributions per limited partnership unit were based on the limited partner's share of net income and distributions, and the weighted average number of units outstanding of 297,165 for the three month periods ended September 30, 1997 and 1996. For purposes of allocating income
(loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result the calculation of net income (loss) and distributions per limited Partnership unit is not indicative of per unit income (loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 5.      Investment in  Joint Ventures.

Equipment Joint Ventures

         The aggregate combined financial information of the equipment joint ventures is as follows:

                                           September 30, December 31,
                                                1997        1996
                                              -------     -------
                                             (Amounts in Thousands)

        Assets                                $ 1,377     $ 2,912
        Liabilities                               557         786
        Partners' Capital                         820       2,126

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                       1997     1996        1997     1996
                                     -------  -------     -------  -------
                                             (Amounts in Thousands)

                   Revenue           $   271  $   822     $ 1,630  $ 2,854
                   Expenses              921      400       1,646    1,530
                   Net Income (Loss)    (650)     422         (16)   1,324

Financing Joint Ventures

           The aggregate combined financial information of the financing joint ventures is as follows:

                                           September 30, December 31,
                                                1997        1996
                                              -------     -------
                                             (Amounts in Thousands)

        Assets                                $    37     $    38
        Liabilities                                11           4
        Partners' Capital                          26          34

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                       1997     1996        1997     1996
                                     -------  -------     -------  -------
                                             (Amounts in Thousands)

        Revenue                      $    21  $    15     $    40  $    56
        Expenses                           1        3           5       11
        Net Income                        20       12          35       45

Foreclosed Cable Systems Joint Venture

           The financial information of the foreclosed cable systems joint venture is as follows:

                                           September 30, December 31,
                                                1997        1996
                                              -------     -------
                                             (Amounts in Thousands)

        Assets                                $  --       $  --
        Liabilities                              --          --
        Partners' Capital                        --          --

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                       1997     1996        1997     1996
                                     -------  -------     -------  -------
                                             (Amounts in Thousands)

        Revenue                      $  --    $    (3)    $  --    $ 1,244
        Expenses                        --       --          --        165
        Net Income (Loss)               --         (3)       --      1,079

                         PHOENIX LEASING INCOME FUND VI

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         The Partnership reported net loss of $68,000 and net income of $24,000 during the three and nine months ended September 30, 1997, respectively, compared to net income of $24,000 and $137,000 for the same periods in the prior year. The decrease in earnings during the three and nine months ended September 30, 1997, compared to the same periods in 1996, is attributable to a decline in earnings from joint ventures.

         Total revenues decreased by $115,000 and $165,000 during the three and nine months ended September 30, 1997, respectively, when compared to the same periods in 1996. The decrease in total revenues during the three and nine months ended September 30, 1997 is primarily attributable to a decrease in earnings from joint ventures, as will be further discussed under "Joint Ventures". Additionally, the absence of a gain on sale of securities also contributed to the decline in total revenues for the nine months ended September 30, 1997, compared to $19,000 for the same period in the prior year. This gain on sale of securities was a result of the Partnership selling a portion of its investment in Storage Technology Corporation common stock, receiving proceeds from the sale of $90,000.

         The decrease in earnings from joint ventures for the three and nine months ended September 30, 1997 is partially offset by an increase in rental income of $15,000 and $14,000, respectively, as compared to the same periods in the previous year.

         Interest income from notes receivable of $13,000 for the nine months ended September 30, 1997 also partially offset the decline in earnings from joint ventures for the period. The Partnership received a disbursement of proceeds during the nine months ended September 30, 1997, which were held in escrow for a note receivable which was paid off in 1995. In 1995, a portion of the proceeds from the payoff of this note receivable was placed into escrow to cover liabilities which may have arisen after the payoff.

         Total expenses decreased by $23,000 and $52,000 during the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The decrease during the three and nine months ended September 30, 1997, as compared to the same periods in 1996, is due to a decline in nearly all expense items with the decrease in general and administrative expenses contributing one of the largest decreases of $9,000 and $28,000 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in the previous year. General and administrative expenses consist primarily of audit fees, postage, insurance and printing costs, all of which decreased during the three and nine months ended September 30, 1997, compared to the same periods in 1996. Another factor contributing to the decrease in total expenses is the decline in provision for losses on receivables of $14,000 for both the three and nine months ended September 30, 1997, compared to the same periods in the previous year.

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

         Earnings from joint ventures decreased by $134,000 and $172,000 during the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. This decrease is due to the closure of several equipment joint ventures during 1996 and one equipment joint venture recording provisions for additional depreciation and losses on notes receivable.

Liquidity and Capital Resources

         During the nine months ended September 30, 1997, the net cash used by leasing and financing activities was $12,000, as compared to the net cash used by leasing and financing activities of $219,000 during the nine months ended September 30, 1996. The improvement in net cash generated by leasing and financing activities for the nine months ended September 30, 1997, compared to the same period in 1996, is a result of a decrease in the amount paid to the General Partner for liquidation fees.

         The distributions from joint ventures continues to be one of the primary sources of cash generated by the Partnership. Cash distributions from joint ventures decreased by $100,000 for the nine months ended September 30, 1997, compared to the same period in 1996. The decrease experienced during the nine months ended September 30, 1997, compared to 1996, is attributable to one equipment joint venture experiencing a decline in cash available for distribution as a result of a reduction in rental income and sales proceeds received, as well as, the closure of one of the equipment joint ventures.

          As of September 30, 1997, the Partnership owned equipment held for lease with a purchase price of $25,000 and a net book value of $0, as compared to $685,000 and $1,000 at September 30, 1996, respectively. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

         The Partnership will reach the end of its term on December 31, 1997, at which time it will liquidate its remaining assets and make a final distribution to partners of the excess cash, if any. The Partnership currently does not anticipate making any future distribution to partners until the termination of the Partnership, as such no distributions has been made during the nine months ended September 30, 1997. The Limited Partners received their annual distribution of $2,228,000 during the nine months ended September 30, 1996. The cumulative cash distributions to the Limited Partners is $75,915,000 at September 30, 1997 and 1996. The General Partner did not receive distributions during the nine months ended September 30, 1996.

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

                               September 30, 1997

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

                                             PHOENIX LEASING INCOME FUND VI
                                             ------------------------------
                                                      (Registrant)


         Date                         Title                    Signature
         ----                         -----                    ---------


  November 12, 1997      Senior Vice President            /S/ GARY W. MARTINEZ
--------------------     and a Director of                ----------------------
                         Phoenix Leasing Incorporated     (Gary W. Martinez)
                         General Partner


  November 12, 1997      Chief Financial Officer,         /S/ PARITOSH K. CHOKSI
--------------------     Senior Vice President,           ----------------------
                         Treasurer and a Director of      (Paritosh K. Choksi)
                         Phoenix Leasing Incorporated
                         General Partner


  November 12, 1997      Senior Vice President,           /S/ BRYANT J. TONG
--------------------     Financial Operations of          ----------------------
                         (Principal Accounting Officer)   (Bryant J. Tong)
                         Phoenix Leasing Incorporated
                         General Partner